Form 10-Q
period 1994-12-31
FEDERAL SCREW WORKS
filed 1995-02-14
CIK 34908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC 20549


                                  FORM 10-Q

(Mark One)
            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934
For the period ended   December 31, 1994

                                      OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934
For the transition period from                     to


Commission File Number:               O-1837


                              FEDERAL SCREW WORKS
            (Exact name of registrant as specified in its charter)


              Michigan                            38-0533740
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)


      2400 Buhl Building, Detroit Michigan               48226
   (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, and area code         (313) 963-2323


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.               YES __X__    NO_____

At December 31, 1994, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,086,662 shares of such common stock outstanding at that time.


                                 (continued)

Part I  FINANCIAL INFORMATION

                             FEDERAL SCREW WORKS
                     CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)


                                                          December 31   June 30
                                                              1994       1994
                         ASSETS
Current Assets:

  Cash .................................................    $   279    $ 1,373

  Accounts Receivable, Less Allowance of $25,000 .......      9,958      9,320


  Inventories:
  Finished Products ....................................      2,223      2,297
  In-Process Products ..................................      4,362      4,750
  Raw Materials And Supplies ...........................      2,139      1,710
                                                              8,724      8,757

  Prepaid Expenses And Other Current Accounts ..........        470        445
  Deferred Income Taxes ................................        130        625

     Total Current Assets ..............................     19,561     20,520

Other Assets:
  Intangible Pension Asset .............................      2,964      2,964
  Cash Value Of Life Insurance .........................      4,614      4,622
  Miscellaneous ........................................        808        452
                                                              8,386      8,038

Property, Plant And Equipment ..........................     64,838     61,911
  Less Accumulated Depreciation ........................     38,947     37,544

                                                             25,891     24,367

Total Assets ...........................................    $53,838    $52,925

                                                       December 31    June 30
                                                           1994         1994
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable .................................    $  2,959     $  2,985
  Payroll And Employee Benefits ....................       2,753        4,834
  Dividends Payable ................................         109          109
  Federal Income Taxes .............................           0          684
  Taxes, Other Than Income Taxes ...................       1,218        1,023
  Accrued Pension Contributions ....................         383          921
  Other Accrued Liabilities ........................         848          423
  Current Maturities Of Long-Term Debt .............         400          400

     Total Current Liabilities .....................       8,670       11,379

Long Term Liabilities:
  Long-Term Debt ...................................       7,900        6,020
  Unfunded Pension Obligation ......................       4,049        4,049
  Postretirement Benefits Other Than Pensions ......       2,806        1,880
  Deferred Income Taxes ............................         718          604
  Employee Benefits ................................       1,379        1,417
  Other Liabilities ................................          80          111

     Total Long-Term Liabilities ...................      16,932       14,081


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares, 1,087,612 Shares
  Outstanding at December 31, 1994 and 1,088,739
  at June 30, 1994, respectively ...................       1,087        1,088
  Additional Capital ...............................       2,633        2,580
  Retained Earnings ................................      25,725       25,006
  Unfunded Pension Costs ...........................      (1,209)      (1,209)

     Total Stockholders' Equity ....................      28,236       27,465

Total Liabilities and Stockholders' Equity .........    $ 53,838     $ 52,925

See Accompanying Notes.

                              FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (Thousands of Dollars, Except Per Share)


                                                      Three Months             Six Months
                                                         Ended                   Ended
                                                       December 31            December 31
                                                    l994        1993        1994        1993
Net Sales ....................................     $21,734     $18,919     $41,572     $35,572

Costs And Expenses:

   Cost of Products Sold .....................      19,193      17,587      37,054      33,235

   Selling And Administrative Expenses .......       1,157         904       2,239       1,792

   Interest Expense ..........................         122         118         229         225

      Total Costs And Expenses ...............      20,472      18,609      39,522      35,252

Earnings Before Federal
   Income Taxes ..............................       1,262         310       2,050         320

Federal Income Taxes .........................         410         101         666         105

Net Earnings .................................     $   852     $   209     $ 1,384     $   215


Per Share Of Common Stock:

Net Earnings Per Share .......................     $   .78     $   .19     $  1.27     $   .20

Cash Dividends Per Share .....................     $   .10     $   .10     $   .60     $   .40







See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)


                                                               Six Months
                                                            Ended December 31
                                                            1994         1993
Operating Activities
  Net Earnings .......................................    $ 1,384     $   215
  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ..................      1,450       1,247
      Increase In Cash Value of Life Insurance .......          8         (83)
      Change In Deferred Income Taxes ................        609        (420)
      Employee Benefits ..............................        (38)        856
      Amortization of Restricted Stock ...............         38          61
      Other ..........................................        555          56
      Changes In Operating Assets And Liabilities:
        Accounts Receivable ..........................       (638)      1,848
        Inventories And Prepaid Expenses .............          8      (1,904)
        Accounts Payable And Accrued Expenses ........     (3,144)     (1,318)

Net Cash Used In Operating Activities ................        232         558

Investing Activities
  Purchases of Property, Plant And Equipment-Net .....     (2,975)     (3,009)

Financing Activities
  Proceeds From Bank Borrowings ......................      1,880       1,815
  Purchases of Common Stock ..........................        (14)        (16)
  Dividends Paid .....................................       (217)       (435)

Net Cash Provided By Financing Activities ............      1,649       1,364

Decrease In Cash .....................................     (1,094)     (1,087)

Cash At Beginning Of Period ..........................      1,373       1,217

Cash At End Of Period ................................    $   279     $   130

See Accompanying Notes.

                             FEDERAL SCREW WORKS
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)




Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 1994, are not necessarily indicative of the results to be expected for the year ending June 30, 1995.




Note B - Debt

The Company has a $16,000,000 Revolving Credit and Term Loan Agreement with a bank. The Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 1995, the expiration date of the Agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 1997. As of December 31, 1994, there were $6,300,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.




Note C - Dividends

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS: Net sales for the Company's second quarter ended December 31, 1994, increased $2,815,000, or 14.9%, compared with net sales for the second quarter of the prior year. Net sales for the six month period ended December 31, 1994, increased $6,000,000, or 16.9%, compared with the six month period ended December 31, 1993. The increase is largely attributable to the continued strong demand in both the refrigeration and automotive industries.

      Gross profit for the three month period ended December 31, 1994, increased $1,209,000, or 90.8%, compared with gross profit for the second quarter of the prior year. Gross profit for the six month period ended December 31, 1994, increased $2,181,000, or 93.3%, compared with the six month period ended December 31, 1993. The increase is largely attributable to the increase in sales.

      Selling and administrative expenses increased $253,000, or 28.0%, for the second quarter ended December 31, 1994, as compared with the second quarter of the prior year. Selling and administrative expenses increased $447,000, or 24.9%, as compared with the six month period ended December 31, 1993. The increase is mainly attributable to increases in compensation and state taxes due to the increase in gross profits.

DIVIDENDS: The Board of Directors, in October 1994, declared a $.10 per share dividend paid January 2, 1995, to shareholders of record December 9, 1994.

LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $1,750,000 from $9,141,000 at June 30, 1994, to $10,891,000 at December 31, 1994. The
principal factors contributing to the change was an increase in accounts receivable and the payment of employee benefit accruals that existed at June 30, 1994.

      At December 31, 1994, the Company had available $9,700,000 under its bank credit agreement.

      Capital expenditures for the six month period ended December 31, 1994, were approximately $3.0 million, and, for the year, are expected to approximate $7.5 million, of which approximately $2.5 million has been committed as of December 31, 1994.

There have been no material changes concerning environmental matters since those reported in the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

      The information set forth at the conclusion of the Liquidity and Capital Resources discussion in Item 2. of Part I concerning environmental matters is incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K


      (a) Reports on Form 8-K. There was no SEC Form 8-K filed this quarter. There were no unusual charges or credits to income, nor a change in independent accountants.



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Federal Screw Works
                                     ----------------------------------------



Date   February 10, 1995             /s/ W. T. ZurSchmiede, Jr.
      -------------------            ----------------------------------------
                                     W. T. ZurSchmiede, Jr.
                                     Chairman, Chief Executive Officer
                                     and Chief Financial Officer




Date   February 10, 1995             /s/ Thomas ZurSchmiede
      -------------------            ----------------------------------------
                                     Thomas ZurSchmiede
                                     President, Chief Operating Officer