Form 10-Q
period 1995-03-31
FEDERAL SCREW WORKS
filed 1995-05-11
CIK 34908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC 20549


                                  FORM 10-Q


(Mark One)
               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

For the period ended            March 31, 1995
                      ------------------------------------------------------

                                      OR

               [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

For the transition period from ___________________ to ______________________



Commission File Number:             0-1837
                       -----------------------------------------------------

                             FEDERAL SCREW WORKS
- ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Michigan                              38-0533740
- ----------------------------------------------------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)


     2400 Buhl Building, Detroit Michigan                48226
- ----------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, and area code         (313) 963-2323
                                             -------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     YES __X__       NO _____



At March 31, 1995, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,086,662 shares of such common stock outstanding at that time.




                                 (continued)

Part I  FINANCIAL INFORMATION

                             FEDERAL SCREW WORKS
                     CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)

                                                    March 31    June 30
                                                      1995        1994
                                                    -------     -------
                         ASSETS
Current Assets:

  Cash . . . . . . . . . . . . . . . . . . . . . .  $    76     $ 1,373

  Accounts Receivable, Less Allowance of $25,000 .   11,147       9,320


  Inventories:
  Finished Products. . . . . . . . . . . . . . . .    3,626       2,297
  In-Process Products. . . . . . . . . . . . . . .    4,886       4,750
  Raw Materials And Supplies . . . . . . . . . . .    2,923       1,710
                                                     ------      ------
                                                     11,435       8,757

  Prepaid Expenses And Other Current Accounts. . .      175         445
  Deferred Income Taxes  . . . . . . . . . . . . .      282         625
                                                     ------      ------

     Total Current Assets. . . . . . . . . . . . .   23,115      20,520

Other Assets:
  Intangible Pension Asset . . . . . . . . . . . .    2,964       2,964
  Cash Value Of Life Insurance . . . . . . . . . .    4,645       4,622
  Miscellaneous. . . . . . . . . . . . . . . . . .      796         452
                                                     ------      ------
                                                      8,405       8,038

Property, Plant And Equipment. . . . . . . . . . .   67,409      61,911
  Less Accumulated Depreciation. . . . . . . . . .   39,684      37,544
                                                     ------      ------

                                                     27,725      24,367
                                                     ------      ------

Total Assets . . . . . . . . . . . . . . . . . . .  $59,245     $52,925
                                                     ======      ======

                                                    March 31    June 30
                                                      1995        1994
                                                    --------    -------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable . . . . . . . . . . . . . . . .  $ 5,655     $ 2,985
  Payroll And Employee Benefits. . . . . . . . . .    3,627       4,834
  Dividends Payable. . . . . . . . . . . . . . . .      109         109
  Federal Income Taxes . . . . . . . . . . . . . .       51         684
  Taxes, Other Than Income Taxes . . . . . . . . .    1,198       1,023
  Accrued Pension Contributions. . . . . . . . . .      131         921
  Other Accrued Liabilities. . . . . . . . . . . .      948         423
  Current Maturities Of Long-Term Debt . . . . . .      400         400
                                                      -----       -----

     Total Current Liabilities . . . . . . . . . .   12,119      11,379

Long Term Liabilities:
  Long-Term Debt . . . . . . . . . . . . . . . . .    8,335       6,020
  Unfunded Pension Obligation. . . . . . . . . . .    4,049       4,049
  Postretirement Benefits Other Than Pensions. . .    3,270       1,880
  Deferred Income Taxes. . . . . . . . . . . . . .      781         604
  Employee Benefits. . . . . . . . . . . . . . . .    1,336       1,417
  Other Liabilities. . . . . . . . . . . . . . . .       65         111
                                                     ------      ------

     Total Long-Term Liabilities . . . . . . . . .   17,836      14,081


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares, 1,086,662 Shares
  Outstanding at March 31, 1995 and 1,087,612
  at June 30, 1994, respectively . . . . . . . . .    1,087       1,088
  Additional Capital . . . . . . . . . . . . . . .    2,654       2,580
  Retained Earnings. . . . . . . . . . . . . . . .   26,758      25,006
  Unfunded Pension Costs . . . . . . . . . . . . .   (1,209)     (1,209)
                                                     ------      ------

     Total Stockholders' Equity. . . . . . . . . .   29,290      27,465
                                                     ------      ------

Total Liabilities and Stockholders' Equity . . . .  $59,245     $52,925
                                                     ======      ======

See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (Thousands of Dollars, Except Per Share)

                                                 Three Months           Nine Months
                                                    Ended                  Ended
                                                   March 31               March 31
                                               1995       1994        1995       1994
                                             --------   --------    --------   --------
Net Sales ................................   $ 24,914   $ 22,181    $ 66,486   $ 57,754

Costs And Expenses:

   Cost of Products Sold .................     21,528     19,972      58,582     53,088

   Selling And Administrative Expenses ...      1,543      1,228       3,782      3,020

   Interest Expense ......................        149         (1)        378        345
                                             --------   --------    --------   --------

      Total Costs And Expenses ...........     23,220     21,199      62,742     56,453
                                             --------   --------    --------   --------

Earnings Before Federal
   Income Taxes ..........................      1,694        982       3,744      1,301
Federal Income Taxes .....................        553        318       1,219        423
                                             --------   --------    --------   --------

Net Earnings .............................   $  1,141   $    664    $  2,525   $    878
                                             ========   ========    ========   ========


Per Share Of Common Stock:

Net Earnings Per Share ...................   $   1.05   $    .61    $   2.32   $    .81
                                             ========   ========    ========   ========

Cash Dividends Per Share .................   $    .10   $    .10    $    .70   $    .50
                                             ========   ========    ========   ========

See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

                                                             Nine Months
                                                            Ended March 31
                                                           1995       1994
                                                         -------    -------
Operating Activities
  Net Earnings .......................................   $ 2,525    $   878
  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ..................     2,244      1,906
      Increase In Cash Value of Life Insurance .......       (23)       (60)
      Change In Deferred Income Taxes ................       520       (376)
      Employee Benefits ..............................       (81)       (34)
      Amortization of Restricted Stock ...............        60         81
      Other ..........................................     1,016      1,499
      Changes In Operating Assets And Liabilities:
        Accounts Receivable ..........................    (1,827)      (347)
        Inventories And Prepaid Expenses .............    (2,408)    (1,119)
        Accounts Payable And Accrued Expenses ........       740        199
                                                         -------    -------

Net Cash Used In Operating Activities ................     2,766      2,229

Investing Activities
  Purchases of Property, Plant And Equipment-Net .....    (5,602)    (4,824)

Financing Activities
  Proceeds From Bank Borrowings ......................     2,515      2,515
  Principal Payments on Lease Purchase Obligations ...      (200)      (200)
  Purchases of Common Stock ..........................       (14)        (9)
  Dividends Paid .....................................      (762)      (545)
                                                         -------    -------

Net Cash Provided By Financing Activities ............     1,539      1,761
                                                         -------    -------

Decrease In Cash .....................................    (1,297)      (834)

Cash At Beginning Of Period ..........................     1,373      1,217
                                                         -------    -------

Cash At End Of Period ................................   $    76    $   383
                                                         =======    =======

See Accompanying Notes.

                             FEDERAL SCREW WORKS
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 1995, are not necessarily indicative of the results to be expected for the year ending June 30, 1995.



NOTE B - DEBT

The Company has a $16,000,000 Revolving Credit and Term Loan Agreement with a bank. The Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 1995, the expiration date of the Agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 1997. As of March 31, 1995, there were $6,735,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.



NOTE C - DIVIDENDS

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



RESULTS OF OPERATIONS: Net sales for the Company's third quarter ended March 31, 1995, increased $2,733,000, or 12.3%, compared with net sales for the third quarter of the prior year. Net sales for the nine month period ended March 31, 1995, increased $8,732,000, or 15.1%, compared with the nine month period ended March 31, 1994. The increase is largely attributable to the continued strong demand in both the refrigeration and automotive industries.

Gross profit for the three month period ended March 31, 1995, increased $1,177,000, or 53.3%, compared with gross profit for the third quarter of the prior year. Gross profit for the nine month period ended March 31, 1995, increased $3,238,000, or 69.4%, compared with the nine month period ended March 31, 1994. The increase is largely attributable to the increase in sales.

Selling and administrative expenses increased $315,000, or 25.7%, for the third quarter ended March 31, 1995, as compared with the third quarter of the prior year. Selling and administrative expenses increased $762,000, or 25.2%, as compared with the nine month period ended March 31, 1994. The increase is mainly attributable to increases in compensation and the adoption of an Outside Directors' Retirement Plan.



DIVIDENDS: The Board of Directors, in February 1995, declared a $.10 per share dividend paid April 3, 1995, to shareholders of record March 10, 1995.



LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $1,855,000 from $9,141,000 at June 30, 1994, to $10,996,000 at March 31, 1995. The principal factors contributing to the change was an increase in accounts receivable, inventories and the payment of employee benefits which existed at June 30, 1994.

At March 31, 1995, the Company had available $9,265,000 under its bank credit agreement.

Capital expenditures for the nine month period ended March 31, 1995, were approximately $5.6 million, and, for the year, are expected to approximate $7.5 million, of which approximately $0.8 million has been committed as of March 31, 1995.

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


Item 6.   Exhibits and Reports on Form 8-K

        (a) Exhibit - Lease Agreement between the Equitable Life Assurance Society of the United States and Federal Screw Works for the lease of the 24th floor of The Buhl Building, Detroit, Michigan, effective January 1, 1995.

        (b) Reports on Form 8-K. There was no SEC Form 8-K filed this quarter. There were no unusual charges or credits to income, nor a change in independent accountants.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Federal Screw Works
                                           ------------------------------



Date  May 11, 1995                          /s/ W. T. ZurSchmiede, Jr.
    ---------------                        ------------------------------
                                           W. T. ZurSchmiede, Jr.
                                           Chairman, Chief Executive Officer
                                           and Chief Financial Officer




Date  May 11, 1995                         /s/ John M. O'Brien
    ---------------                        ------------------------------
                                           John M. O'Brien
                                           Vice President