Form 10-K405
period 1995-06-30
FEDERAL SCREW WORKS
filed 1995-09-27
CIK 34908

FORM 10-K405

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended June 30, 1995

                                      OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from _____________ to _____________


Commission file number 0-1837


                             FEDERAL SCREW WORKS
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Michigan                                           38-0533740
  -------------------------------                          -------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   Incorporation or organization)                          Identification No.)


  2400 Buhl Building, Detroit, Michigan                           48226
- ----------------------------------------                   -------------------
(Address of principal executive offices)                        (zip code)


Registrant's telephone number, including area code        313-963-2323
                                                   ---------------------------


Securities registered pursuant to Section 12(b) of the Act:

                                     None


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1 par value
                          --------------------------
                               (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes __X__    No _____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K. [X]


                                  (continued)

As of September 1, 1995, the aggregate market value of the common stock of Registrant held by non-affiliates was $16,572,964.

The number of shares outstanding of each of the Registrant's classes of common stock, as of September 1, 1995 is as follows:


Common stock, $1 Par Value--1,086,662 shares
- --------------------------------------------


DOCUMENTS INCORPORATED BY REFERENCE


Certain information from the following documents has been incorporated by reference herein in response or partial response to the items indicated:

Document                                      Form 10-K Part No.; Item No.
- --------                                      ----------------------------
1.  Annual Report to Stockholders of the      Part I; Item 1, 2
    Registrant for the year ended June 30,    Part II; Item 5, 6, 7, 8
    1995 (hereinafter referred to as "1995
    Annual Report") attached hereto as
    Exhibit 13

2.  Proxy Statement of the Registrant         Part III; Item 10, 11, 12, 13
    dated September 27, 1995

3.  1994 Form 10-K                            Part IV; Item 14

4.  1993 Form 10-K                            Part IV; Item 14

5.  1992 Form 10-K                            Part IV; Item 14

6.  1991 Form 10-K                            Part IV; Item 14

7.  1989 Form 10-K                            Part IV; Item 14

8.  Form 10-Q for the quarter ended           Part IV; Item 14
    March 31, 1995

9.  Form 10-Q for the quarter ended           Part IV; Item 14
    December 31, 1992

10. Form 10-Q for the quarter ended           Part IV; Item 14
    September 30, 1992

11. Form 10-Q for the quarter ended           Part IV; Item 14
    September 30, 1990

12. Form 10-Q for the quarter ended           Part IV; Item 14
    December 31, 1989

13. Form 10-Q for the quarter ended           Part IV; Item 14
    September 30, 1989

                                    PART I


Item 1.  Description of Business.

(a)  General Development of Business.

         (1) The Registrant, originally incorporated in 1919, is principally engaged in the manufacture and sale of various industrial component parts. During the fiscal year for which this Annual Report is being filed, there were no material developments with respect to the Registrant's business, except for those described in Registrant's 1995 Annual Report on pages 9-12, attached hereto as Exhibit 13. This information is incorporated herein by reference.

         (2)  Inapplicable.

(b)      Financial Information About Industry Segments.

         (1) (2)  Industry segments.

                  The Registrant is engaged in a single business segment as described on pages 5-6 and 24 of the 1995 Annual Report of the Registrant, attached hereto as Exhibit 13. Amounts of revenue, operating profits and identifiable assets attributable to the single business segment are included on pages 13 and 14 of the 1995 Annual Report of the Registrant, attached hereto as Exhibit 13. This information is incorporated herein by reference.

(c)      Narrative Description of Business.

         The description of the business set forth on pages 5-6, 9-12, and 24 of the Registrant's 1995 Annual Report, attached hereto as Exhibit 13, is incorporated herein by reference. The following information supplements that description:

         (1) (i)  See Narrative Description cross-reference above.

            (ii)  See Narrative Description cross-reference above.

           (iii)  See Narrative Description cross-reference above.

            (iv) While Registrant holds a number of patents, Registrant believes that the successful continuation of its business is not dependent on any single patent or group of patents, trademarks, or licenses. (Registrant retains the rights to certain royalties related to an exclusive license agreement with semiconductor manufacturer Silicon Systems incorporated
                  (SSi), whereunder SSi will produce and market certain phonetic speech synthesizer chips under the SSi product name. Registrant does not consider the royalty agreement to be material to Registrant's business.)

             (v) No material portion of the business of the Registrant is seasonal in nature.

            (vi) There are no practices and conditions of the Registrant or known to the Registrant relating to working capital items which are material to an understanding of the Registrant's business in the industry in which it competes.

           (vii)  See Narrative Description cross-reference above.

          (viii) As of August 31, 1995, the Registrant had an estimated backlog of firm orders amounting to approximately $15,000,000, all of which are expected to be filled within the 1996 fiscal year. The comparable backlog as of August 31, 1994 amounted to approximately $14,500,000.

            (ix) No material portion of the business of Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

             (x) The manufacture and sale of Registrant's products is an extremely competitive business. Because industry statistics are not available, Registrant is unable to accurately determine the number of its competitors nor to state its competitive position in its principal market as a supplier of parts to automotive customers. However, Registrant believes that it is generally considered a leading producer of its principal type of product in an estimated $650 million annual market served by approximately thirty major domestic suppliers, no one of which, or no small number of which are dominant. Registrant is aware, however, that there are companies making similar products, with greater sales and resources than Registrant. Registrant is aware that in recent years the activity of foreign competitors manufacturing similar products has increased. The quality of the product, the product's price and service to customers are the principal methods of competition.

            (xi) Research and development activity expenses during each of the last three fiscal years is not deemed material.

           (xii) Registrant has experienced no material effects in complying with government environmental regulations.

          (xiii)  See Narrative Description cross-reference above.

(d)      Financial Information About Foreign and Domestic Operations and
         Export Sales.

         Financial information about foreign and domestic operations and export sales are set forth on pages 5, 6, 13, 14 and 24 of the Registrant's 1995 Annual Report, attached hereto as Exhibit 13. This information is incorporated herein by reference.

Item 2.  Description of Property.

The description of property set forth on pages 5-6 of the Registrant's 1995 Annual Report, attached hereto as Exhibit 13, is incorporated herein by reference.

Item 3.  Legal Proceedings.

Registrant is one of approximately twenty designated potentially responsible parties (PRPs) in a federal "Superfund" environmental clean-up proceeding involving a dump site in Rose Township, Oakland County, Michigan. Although Registrant denies responsibility for contamination of the site, it has nevertheless agreed to participate in funding clean-up of the site by paying a share of the clean-up costs which Registrant does not consider to be material. This share has been assumed primarily because of the large transactional costs expected to be incurred in defending the lawsuit against the PRPs which would have been filed by the Environmental Protection Agency if the matter had not been settled voluntarily.

Registrant and eleven other PRPs have signed a Consent Decree and adopted a Remedial Action Plan which has been filed in, and approved by, the U.S. District Court for the Eastern District of Michigan. The Complaint instituting the court proceeding was filed September 19, 1989. The principal parties are the United States of America, the State of Michigan, and the PRPs. On appeal, the Consent Decree has been affirmed by the United States Court of Appeals for the Sixth Circuit. The allocation of the responsibility to fund the Remedial Action Plan among the participating PRPs is set out in a written Agreement to which Registrant is a party. Settlements with two of the Registrant's insurers resulted in coverage for in excess of one half of the Registrant's share.

The settling defendants have submitted to the United States Environmental Protection Agency comments regarding a soil vapor extraction system report which the PRPs submitted after a pilot study at the Site. The EPA had previously concluded that neither soil flushing nor enhanced soil flushing would achieve target cleanup levels for certain materials within the time frames specified in the Remedial Action Plan attached to the Consent Decree. The Rose Township PRP Agreement provides, upon the occurrence of such an event, the participating PRPs shall meet to discuss the allocation of the costs of performing further work. No meetings have been held or scheduled to discuss any allocation of additional remediation costs. It is anticipated that even if a successful effort to reopen allocation costs is made that the Registrant's share would not be material. Selection of soil vapor extraction as an alternate remedy by the EPA may require an amendment to the Record of Decision.

The Registrant and other Rose Township PRPs have been notified by the EPA of potential liability at another site located in Springfield Township, Oakland County, Michigan. The PRPs have actively been engaged in negotiations with the EPA and the Michigan Department of Natural Resources in an effort to agree upon mutually acceptable remediation parameters. The PRPs have negotiated Administrative Orders on Consent Regarding Selected Response Activities and for Cost Recovery Settlement, the cost of which is not expected to have a material effect upon the Company's financial statements. The PRPs have not negotiated an overall remedy at the Site. But, interim remediation is occurring as the Order Regarding Selected Response Activities covers the groundwater component of the remedy. The Registrant has settled with the Michigan Department of Natural Resources the Department's past cost claims at both the Rose and at the Springfield Township Sites. The Registrant's share of the settlements was an immaterial amount. It is anticipated that the Registrant's share of any future expense at the Site will be immaterial. The Registrant liquidated its coverage claims against its insurers.

Item 4.  Submission of Matters to a Vote of Security Holders.

Inapplicable.


                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

(a) The information set forth under the caption "Stock Prices" on page 7 of Registrant's 1995 Annual Report, attached hereto as Exhibit 13, is incorporated herein by reference. On September 1, 1995, the market price for Registrant's common stock on the Nasdaq National Market was $26.25 asked, $26.25 bid.

(b) The approximate number of record holders of common stock securities is set forth on page 27 of Registrant's 1995 Annual Report, attached hereto as Exhibit 13. This information is incorporated herein by reference. Included are individual participants in security position listings.

(c) Cash dividends were declared in each of the four quarters during fiscal 1995 and fiscal 1994. Total cash dividends in fiscal 1995 were 80 cents per share and in fiscal 1994 were 60 cents per share. Additional information is set forth under the caption "Dividends" on page 10 and in "Note 2" to the financial statements on page 18 of the Registrant's 1995 Annual Report, attached hereto as Exhibit 13, and is incorporated herein by reference.

Item 6.  Selected Financial Data.

The information set forth under the caption "Selected Financial Data" on page 8, supplemented by the discussion on pages 9-12 of Registrant's 1995 Annual Report, attached hereto as Exhibit 13, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9-12 of Registrant's 1995 Annual Report, attached hereto as Exhibit 13, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The Financial Statements and Quarterly Data set forth on pages 7 and 13-26 of Registrant's 1995 Annual Report, attached hereto as Exhibit 13, are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         Inapplicable.


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

(a)      Identification of Directors.

         The information set forth under the caption "Election of Directors and Security Ownership of Management" in Registrant's Proxy Statement dated September 27, 1995 is incorporated herein by reference.

(b)      Identification of Executive Officers.

         The following information supplements the information provided under the caption "Election of Directors and Security Ownership of Management" in Registrant's Proxy Statement dated September 27, 1995 which is incorporated herein by reference.

              Name                               Position                              Age
              ----                               --------                             -----
          John M. O'Brien              Vice President-Sales and Marketing              45
                                       since 1986; Vice President-General
                                       Sales Manager, 1984 to 1986; General
                                       Sales Manager, 1982 to 1984; Sabbatical
                                       at Stanford University Business School,
                                       1981 to 1982; Sales Representative,
                                       1975 to 1981

          Jeffrey M. Harness           Vice President and General Manager-Chelsea      39
                                       Division and Novex Tool Division since 1994;
                                       Vice President and General Manager-Chelsea
                                       Division, 1992 to 1994; General Manager-
                                       Chelsea Division, 1985 to 1992; Sales Manager-
                                       Chelsea Division, 1984 to 1985; Sales
                                       Representative, 1982 to 1984; Management
                                       Trainee, 1981 to 1982; Chelsea Division
                                       Junior Buyer, 1980 to 1981.

(c)      Identification of Certain Significant Employees.

         Inapplicable.

(d)      Family Relationships.

         The information set forth in footnotes (b), (c), (d) and (e) under the caption "Election of Directors and Security Ownership of Management" in Registrant's Proxy Statement dated September 27, 1995 is incorporated herein by reference.

(e)      Business Experience.

         (1)  Included in response to paragraphs (a) and (b) of this Item 10.

         (2) The information set forth under the caption "Election of Directors and Security Ownership of Management" in Registrant's Proxy Statement dated September 27, 1995 is incorporated herein by reference.

(f)      Involvement in Certain Legal Proceedings.

         None.

(g)      Promoters and Control Persons.

         Inapplicable.

Item 11. Executive Compensation.

The information set forth under the captions "Executive Compensation," "Long-Term Incentive Plan," "Comparative Performance Graph," "Certain Relationships and Related Transactions," "Restricted Stock Bonus Plans," "Retirement Supplement," "Salaried Pension Plan" and "Board of Directors and Committees" in Registrant's Proxy Statement dated September 27, 1995 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption "Election of Directors and Security Ownership of Management" in the Registrant's Proxy Statement dated September 27, 1995 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the captions "Certain Relationships and Related Transactions" in Registrant's Proxy Statement dated September 27, 1995 is incorporated herein by reference.


                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a) (1) and (2) -  The response to this item is submitted as a separate section of this report beginning on page 12.


         (3) Exhibits. The following exhibits designated with a "+" symbol represent the Company's management contracts or compensation plans or arrangements for directors and executive officers.


              3.1 Registrant's Articles of Incorporation were filed as an exhibit to the Registrant's 1994 Form 10-K, and are incorporated herein by reference.

              3.2 Registrant's By-Laws were filed as an exhibit to Registrant's 1989 Form 10-K and are incorporated herein by reference.

              4.1 Lease-purchase contract dated as of November 1, 1979 between the City of Big Rapids, Michigan and Federal Screw Works was filed as an exhibit to Registrant's 1993 Form 10-K and is incorporated herein by reference.

              4.2 Guarantee agreement (municipal industrial revenue bond) dated as of November 1, 1979, as previously filed, was filed as an exhibit to the Registrant's 1993
                      Form 10-K and is incorporated herein by reference. All waivers, amendments and modifications thereto, were filed as exhibits to the Registrant's 1989, 1993 and 1994 Forms 10-K and are incorporated herein by reference.

              4.3 Revolving Credit and Term Loan Agreement by and between Registrant and Comerica Bank, as successor in interest by reason of merger to Manufacturers
                      National Bank of Detroit dated September 21, 1989 (the "Comerica Loan Agreement") was filed as an exhibit to the Registrant's 10-Q for the quarter ended September
                      30, 1989 and is incorporated herein by reference. Amendment No. 1 to the Comerica Loan Agreement dated January 24, 1990 was filed as an exhibit to the Registrant's 10-Q for the quarter ended December 31, 1989 and is incorporated herein by reference.
                      Amendment No. 2 to the Comerica Loan Agreement dated September 15, 1990 was filed as an exhibit to the Registrant's 10-Q for the quarter ended September 30, 1990 and is incorporated herein by reference.
                      Amendment No. 3 to the Comerica Loan Agreement, dated August 12, 1991, was filed as an exhibit to the Registrant's 10-K for the year ended June 30, 1991 and is incorporated herein by reference. Amendment
                      No. 4 for the Comerica Loan Agreement, dated
                      October 30, 1992, was filed as an exhibit to the Registrant's 10-Q for the quarter ended September 30, 1992 and is incorporated herein by reference. Amendments No. 5, 6, and 7 to the Comerica Loan Agreement, respectively dated November 15, 1992, December 15, 1992, and January 20, 1993 were filed as exhibits to the Registrant's 10-Q for the quarter ended December 31, 1992 and are incorporated herein by reference. Letter agreement, dated August 31, 1994, amending the Comerica Loan Agreement, was filed as an exhibit to the Registrant's 1994 Form 10-K, and is incorporated herein by reference.

             10.1+ Supplemental retirement agreement between the Registrant and W. T. ZurSchmiede, Jr., current Chairman and CEO of the Company, dated April 1, 1986 was filed as an exhibit to Registrant's 1993 Form 10-K and is incorporated herein by reference.

             10.2+ Supplemental retirement agreement between the Registrant and Hugh G. Harness, a director and past President of the Company, dated December 21, 1978 and amended pursuant to an Amendment to Agreement dated October 23, 1986, together with an Agreement providing for the retirement and consultation of and by Mr. Harness and the Registrant dated January 7, 1994, attached to which as Exhibits B and C were agreements further amending the supplemental retirement agreement, were filed as an exhibit to Registrant's 1994 Form 10-K, and are incorporated herein by reference.

             10.3+ Indemnity agreement effective September 24, 1986, which exists between the Registrant and each director, was filed as an exhibit to Registrant's 1992 Form 10-K, and is incorporated herein by reference.

             10.4 Lease agreement between the Registrant and Equitable Life Assurance Society of the United States for the lease of the 24th floor of the Buhl Building, Detroit, Michigan, effective January 1, 1995, was filed as an exhibit to the Registrant's Form
                      10-Q for the quarter ended March 31, 1995, and is incorporated herein by reference.

             10.5+* Intermediate-Term Bonus Plan for the Company's Chief Executive Officer.

             10.6+* Retirement Plan for Outside Directors as amended and restated.

             13.* Registrant's Annual Report to security holders for the year ended June 30, 1995.

             27.*     Financial Data Schedule.

         -------------------------------------
         * Filed with this report


(b) No reports on Form 8-K have been filed by Registrant during the last quarter of the period filed by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     FEDERAL SCREW WORKS
              ----------------------------------
                         (Registrant)


             By: /s/ W. T. ZurSchmiede, Jr.
                 -------------------------------
                         (Signature)

                W. T. ZurSchmiede, Jr.
                Chairman and Chief Executive
                Officer, Chief Financial Officer,
                Secretary, Treasurer and Principal
                Accounting Officer

             Date:  September 25, 1995

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                          Date
                                                          ----

/s/ Thomas W. Butler, Jr.                          September 25, 1995
- ----------------------------------
Thomas W. Butler, Jr.     Director


/s/ Hugh G. Harness                                September 25, 1995
- ----------------------------------
Hugh G. Harness           Director


/s/ John J. Slavin                                 September 25, 1995
- ----------------------------------
John J. Slavin            Director


/s/ F. D. Tennent                                  September 25, 1995
- ----------------------------------
F. D. Tennent             Director


/s/ W. T. ZurSchmiede, Jr.                         September 25, 1995
- ----------------------------------
W. T. ZurSchmiede, Jr.    Director


/s/ R. F. ZurSchmiede                              September 25, 1995
- ----------------------------------
R. F. ZurSchmiede         Director


/s/ W. T. ZurSchmiede, III                         September 25, 1995
- ----------------------------------
W. T. ZurSchmiede, III    Director

                          ANNUAL REPORT ON FORM 10-K



                      ITEM 14(a)(1) and (2), (c) and (d)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                         FINANCIAL STATEMENT SCHEDULES

                               CERTAIN EXHIBITS



                           YEAR ENDED JUNE 30, 1995



                              FEDERAL SCREW WORKS

                               DETROIT, MICHIGAN

FORM 10-K - ITEM 14(a)(1) AND (2)

FEDERAL SCREW WORKS



INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following financial statements of Federal Screw Works, included in the annual report of the Registrant to its stockholders for the year ended June 30, 1995, attached hereto as Exhibit 13 are incorporated by reference in
Item 8:

             Balance sheets - June 30, 1995 and 1994

             Statements of operations - Years ended June 30, 1995,
               1994 and 1993

             Statements of stockholders' equity - Years ended
               June 30, 1995, 1994 and 1993

             Statements of cash flows - Years ended June 30, 1995,
               1994 and 1993

             Notes to financial statements - June 30, 1995



The following financial statement schedules of Federal Screw Works are included in Item 14(d);

             Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

                    [Letterhead of Ernst & Young LLP]


Ernst & Young LLP              Suite 1700                Phone: 313 596 7100
                               500 Woodward
                               Detroit, Michigan 48226-3426



                     Report of Independent Auditors

Board of Directors
Federal Screw Works


We have audited the accompanying balance sheets of Federal Screw Works as of June 30, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Screw Works at June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 6 to the financial statements, the Company changed its method of accounting for postretirement benefits other than pensions in the year ended June 30, 1994.


                                                  s/ Ernst & Young LLP

August 9, 1995

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COL. A                          COL. B                      COL. C                      COL. D          COL. E
- ------                          ------      --------------------------------------      ------          ------
                                                          ADDITIONS
                                            --------------------------------------
DESCRIPTION                    Balance at         (1)                  (2)          Deductions --     Balance at
                               Beginning    Charged to Costs     Charged to Other      Describe     End of Period
                               of Period      and Expenses    Accounts -- Describe
- ----------------------------   ----------   ----------------  --------------------  -------------   -------------
Valuation allowance for
  accounts receivable:

    Year ended June 30, 1995   $ 25,000               --                                       --       $ 25,000
    Year ended June 30, 1994     25,000         $  3,206                                $ 3,206(A)        25,000
    Year ended June 30, 1993     25,000               --                                       --         25,000

Valuation allowance for
  inventories:

    Year ended June 30, 1995   $160,000         $188,885                                $73,885(B)      $275,000
    Year ended June 30, 1994    154,000          102,099                                 96,099(B)       160,000
    Year ended June 30, 1993    110,000          116,102                                 72,102(B)       154,000

(A)  Uncollectable accounts charged off; corresponding reduction of allowance.

(B)  Unsalable inventories charged off; corresponding reduction of allowance.

                              INDEX TO EXHIBITS

         The following exhibits designated with a "+" symbol represent the Company's management contracts or compensation plans or arrangements for directors and executive officers.


              3.1 Registrant's Articles of Incorporation were filed as an exhibit to the Registrant's 1994 Form 10-K, and are incorporated herein by reference.

              3.2 Registrant's By-Laws were filed as an exhibit to Registrant's 1989 Form 10-K and are incorporated herein by reference.

              4.1 Lease-purchase contract dated as of November 1, 1979 between the City of Big Rapids, Michigan and Federal Screw Works was filed as an exhibit to Registrant's 1993 Form 10-K and is incorporated herein by reference.

              4.2 Guarantee agreement (municipal industrial revenue bond) dated as of November 1, 1979, as previously filed, was filed as an exhibit to the Registrant's 1993
                      Form 10-K and is incorporated herein by reference. All waivers, amendments and modifications thereto, were filed as exhibits to the Registrant's 1989, 1993 and 1994 Forms 10-K and are incorporated herein by reference.

              4.3 Revolving Credit and Term Loan Agreement by and between Registrant and Comerica Bank, as successor in interest by reason of merger to Manufacturers
                      National Bank of Detroit dated September 21, 1989 (the "Comerica Loan Agreement") was filed as an exhibit to the Registrant's 10-Q for the quarter ended September
                      30, 1989 and is incorporated herein by reference. Amendment No. 1 to the Comerica Loan Agreement dated January 24, 1990 was filed as an exhibit to the Registrant's 10-Q for the quarter ended December 31, 1989 and is incorporated herein by reference.
                      Amendment No. 2 to the Comerica Loan Agreement dated September 15, 1990 was filed as an exhibit to the Registrant's 10-Q for the quarter ended September 30, 1990 and is incorporated herein by reference.
                      Amendment No. 3 to the Comerica Loan Agreement, dated August 12, 1991, was filed as an exhibit to the Registrant's 10-K for the year ended June 30, 1991 and is incorporated herein by reference. Amendment
                      No. 4 for the Comerica Loan Agreement, dated
                      October 30, 1992, was filed as an exhibit to the Registrant's 10-Q for the quarter ended September 30, 1992 and is incorporated herein by reference. Amendments No. 5, 6, and 7 to the Comerica Loan Agreement, respectively dated November 15, 1992, December 15, 1992, and January 20, 1993 were filed as exhibits to the Registrant's 10-Q for the quarter ended December 31, 1992 and are incorporated herein by reference. Letter agreement, dated August 31, 1994, amending the Comerica Loan Agreement, was filed as an exhibit to the Registrant's 1994 Form 10-K, and is incorporated herein by reference.

             10.1+ Supplemental retirement agreement between the Registrant and W. T. ZurSchmiede, Jr., current Chairman and CEO of the Company, dated April 1, 1986 was filed as an exhibit to Registrant's 1993 Form 10-K and is incorporated herein by reference.

             10.2+ Supplemental retirement agreement between the Registrant and Hugh G. Harness, a director and past President of the Company, dated December 21, 1978 and amended pursuant to an Amendment to Agreement dated October 23, 1986, together with an Agreement providing for the retirement and consultation of and by Mr. Harness and the Registrant dated January 7, 1994, attached to which as Exhibits B and C were agreements further amending the supplemental retirement agreement, were filed as an exhibit to Registrant's 1994 Form 10-K, and are incorporated herein by reference.

             10.3+ Indemnity agreement effective September 24, 1986, which exists between the Registrant and each director, was filed as an exhibit to Registrant's 1992 Form 10-K, and is incorporated herein by reference.

             10.4 Lease agreement between the Registrant and Equitable Life Assurance Society of the United States for the lease of the 24th floor of the Buhl Building, Detroit, Michigan, effective January 1, 1995, was filed as an exhibit to the Registrant's Form
                      10-Q for the quarter ended March 31, 1995, and is incorporated herein by reference.

             10.5+* Intermediate-Term Bonus Plan for the Company's Chief Executive Officer.

             10.6+* Retirement Plan for Outside Directors as amended and restated.

             13.* Registrant's Annual Report to security holders for the year ended June 30, 1995.

             27.*     Financial Data Schedule.

         -------------------------------------
         * Filed with this report