Form 10-Q
period 1995-09-30
FEDERAL SCREW WORKS
filed 1995-11-13
CIK 34908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549


                                   FORM 10-Q

(Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

For the period ended       September 30, 1995
                      ----------------------------

                                      OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

For the transition period from                      to
                               --------------------    ---------------------

Commission File Number:           0-1837
                         ------------------------


                              FEDERAL SCREW WORKS
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Michigan                                 38-0533740
-----------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


      2400 Buhl Building, Detroit Michigan                48226
-----------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, and area code         (313) 963-2323
                                              ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.       YES __X__    NO _____


At September 30, 1995, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,086,662 shares of such common stock outstanding at that time.


                                 (continued)

Part I  FINANCIAL INFORMATION

                             FEDERAL SCREW WORKS
                     CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)

                                                       September 30    June 30
                                                           1995          1995
                                                       ------------   ---------
                        ASSETS
Current Assets:

  Cash .............................................     $     72      $    395

  Accounts Receivable, Less Allowance of $25,000 ...       10,851        10,238


  Inventories:
  Finished Products ................................        3,827         3,636
  In-Process Products ..............................        6,423         6,163
  Raw Materials And Supplies .......................        3,848         3,337
                                                         --------      --------
                                                           14,098        13,136

  Prepaid Expenses And Other Current Accounts ......          759           502
  Deferred Income Taxes ............................           10            91
                                                         --------      --------
     Total Current Assets ..........................       25,790        24,362

Other Assets:
  Intangible Pension Asset .........................        2,624         2,624
  Cash Value Of Life Insurance .....................        4,757         4,730
  Miscellaneous ....................................        1,082           973
                                                         --------      --------
                                                            8,463         8,327

Property, Plant And Equipment ......................       69,835        68,574
  Less Accumulated Depreciation ....................       40,555        39,961
                                                         --------      --------
                                                           29,280        28,613
                                                         --------      --------
Total Assets .......................................     $ 63,533      $ 61,302
                                                         ========      ========

                                                       September 30    June 30
                                                           1995          1995
                                                       ------------   ---------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable .................................     $  5,429      $  4,607
  Payroll And Employee Benefits ....................        2,595         4,857
  Dividends Payable ................................          869           109
  Federal Income Taxes .............................          271           349
  Taxes, Other Than Income Taxes ...................          870         1,284
  Accrued Pension Contributions ....................          318           481
  Other Accrued Liabilities ........................          814           749
  Current Maturities Of Long-Term Debt .............          400           400
                                                         --------      --------
     Total Current Liabilities .....................       11,566        12,836

Long Term Liabilities:
  Long-Term Debt ...................................       12,255         8,700
  Unfunded Pension Obligation ......................        3,399         3,399
  Postretirement Benefits Other Than Pensions ......        4,197         3,745
  Deferred Income Taxes ............................          207           341
  Employee Benefits ................................        1,294         1,324
                                                         --------      --------
     Total Long-Term Liabilities ...................       21,352        17,509


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares; 1,086,662 Shares
  Outstanding Both at September 30, 1995
  and June 30, 1995 ................................        1,087         1,087
  Additional Capital ...............................        2,798         2,772
  Retained Earnings ................................       27,997        28,365
  Unfunded Pension Costs ...........................       (1,267)       (1,267)
                                                         --------      --------
     Total Stockholders' Equity ....................       30,615        30,957
                                                         --------      --------
Total Liabilities and Stockholders' Equity .........     $ 63,533      $ 61,302
                                                         ========      ========

See Accompanying Notes.

                              FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (Thousands of Dollars, Except Per Share)

                                                      Three Months    Three Months
                                                          Ended           Ended
                                                      September 30    September 30
                                                          l995            1994
                                                      ------------    ------------
Net Sales ......................................         $20,904         $19,838

Costs And Expenses:

   Cost of Products Sold .......................          18,845          17,861

   Selling And Administrative Expenses .........           1,102           1,082

   Interest Expense ............................             198             107
                                                         -------         -------
      Total Costs And Expenses .................          20,145          19,050
                                                         -------         -------
Earnings Before Federal
   Income Taxes ................................             759             788

Federal Income Taxes ...........................             257             256
                                                         -------         -------
Net Earnings ...................................         $   502         $   532
                                                         =======         =======

Per Share Of Common Stock:

Net Earnings Per Share .........................         $   .46         $   .49
                                                         =======         =======
Cash Dividends Per Share .......................         $   .80         $   .50
                                                         =======         =======

See Accompanying Notes.

                              FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

                                                              Three Months
                                                           Ended September 30
                                                           1995          1994
                                                          -------       -------
Operating Activities
  Net Earnings .....................................      $   502       $   532
  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ................          836           715
      Increase In Cash Value of Life Insurance .....          (27)           40
      Change In Deferred Income Taxes ..............          (53)          173
      Employee Benefits ............................          (30)          (45)
      Amortization of Restricted Stock .............           12            19
      Other ........................................          355           222
      Changes In Operating Assets And Liabilities:
        Accounts Receivable ........................         (613)         (449)
        Inventories And Prepaid Expenses ...........       (1,219)         (767)
        Accounts Payable And Accrued Expenses ......       (2,030)       (2,076)
                                                          -------       -------
Net Cash Used In Operating Activities ..............       (2,267)       (1,636)

Investing Activities
  Purchases of Property, Plant And Equipment--Net...       (1,502)       (1,101)

Financing Activities
  Proceeds From Bank Borrowings ....................        3,555         1,530
  Dividends Paid ...................................         (109)         (109)
                                                          -------       -------
Net Cash Provided By Financing Activities ..........        3,446         1,421
                                                          -------       -------

Decrease In Cash ...................................         (323)       (1,316)

Cash At Beginning Of Period ........................          395         1,374
                                                          -------       -------
Cash At End Of Period ..............................      $    72       $    58
                                                          =======       =======

See Accompanying Notes.

                              FEDERAL SCREW WORKS
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 1995, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1996.



Note B - Debt

On October 24, 1995, the Company entered into a new $25,000,000 Revolving Credit and Term Loan Agreement with a Bank. This Agreement replaces the Agreement previously in effect. The Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 1998, the expiration of the Agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 1999. The Company has the option to extend the Agreement for one year beyond the revolving credit maturity date then in effect. As of September 30, 1995, there were $10,855,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.



Note C - Dividends

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration. The dividends declared in the first quarter of fiscal 1996 include a special dividend of $.70 per share which was paid October 2, 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



RESULTS OF OPERATIONS: Net sales for the Company's first quarter ended September 30, 1995, increased $1,066,000, or 5.4%, compared with net sales for the first quarter of the prior year. The increase is largely attributable to the continued strong demand in both the refrigeration and automotive industries, as well as the addition of new business for this year.

Gross profit for the three month period ended September 30, 1995, increased $34,000, or 1.8%, as compared with gross profit for the first quarter of the prior year. The increase is attributable mainly to the increase in sales.

Selling and administrative expenses increased $20,000, or 1.9%, for the first quarter ended September 30, 1995, as compared with the first quarter of the prior year. The increase is mainly attributable to commissions paid to outside salesmen due to the increase in sales.



DIVIDENDS: The Board of Directors, in August 1995, declared a $.10 per share dividend, and an extra $.70 per share dividend, paid October 2, 1995, to shareholders of record September 8, 1995.



LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $2,698,000 from $11,526,000 at June 30, 1995, to $14,224,000 at September 30, 1995. The
principal factors that contributed to the change were an increase in accounts receivable and inventories due to increased sales levels. Also contributing was the reduction in payroll and employee benefits due to the payment of year-end bonuses and profit sharing payments in the fourth quarter of fiscal year 1995.

At September 30, 1995, the Company had available $5,145,000 under its bank credit agreement.

Capital expenditures for the three month period ended September 30, 1995, were approximately $1.5 million, and, for the year, are expected to approximate $5.8 million, of which approximately $1.9 million has been committed as of September 30, 1995.

There have been no material changes concerning environmental matters since those reported in the Registrant's Form 10-K for the fiscal year ended June 30, 1995.

PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

      The information set forth in the last paragraph of the Liquidity and Capital Resources discussion in Item 2 of Part I concerning environmental matters is incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibit - Revolving Credit and Term Loan Agreement between Federal Screw Works and Comerica Bank dated October 24, 1995.

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



                                         Federal Screw Works
                                    ------------------------------




Date  November 13, 1995             /s/ W. T. ZurSchmiede, Jr.
     -------------------            ------------------------------
                                    W. T. ZurSchmiede, Jr.
                                    Chairman, Chief Executive Officer
                                    and Chief Financial Officer




Date  November 13, 1995             /s/ John M. O'Brien
     -------------------            ------------------------------
                                    John M. O'Brien
                                    Vice President