Form 10-Q
period 1995-12-31
FEDERAL SCREW WORKS
filed 1996-02-14
CIK 34908

THIS CONFORMING PAPER FORMAT DOCUMENT
                  IS BEING SUBMITTED PURSUANT TO RULE 901(d)
                               OF REGULATION S-T



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549



                                   FORM 10-Q

(Mark One)
               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

For the period ended      December 31, 1995
                      ---------------------------

                                      OR

               [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

For the transition period from ___________________ to ___________________


Commission File Number:               O-1837
                        -----------------------------------


                              FEDERAL SCREW WORKS
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Michigan                               38-0533740
------------------------------------------------------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)


     2400 Buhl Building, Detroit Michigan                 48226
------------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, and area code          (313) 963-2323
                                              --------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   YES __ X __   NO _______



At December 31, 1995, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,086,662 shares of such common stock outstanding at that time.




                                  (continued)

Part I  FINANCIAL INFORMATION



                              FEDERAL SCREW WORKS
                     CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)


                                                      December 31   June 30
                                                         1995         1995
                                                      -----------   -------

                         ASSETS
Current Assets:

  Cash . . . . . . . . . . . . . . . . . . . . . .      $   158     $   395

  Accounts Receivable, Less Allowance of $25,000 .        9,975      10,238


  Inventories:
  Finished Products. . . . . . . . . . . . . . . .        3,390       3,636
  In-Process Products. . . . . . . . . . . . . . .        6,303       6,163
  Raw Materials And Supplies . . . . . . . . . . .        3,107       3,337
                                                         ------      ------
                                                         12,800      13,136

  Prepaid Expenses And Other Current Accounts. . .          728         502
  Deferred Income Taxes  . . . . . . . . . . . . .          130          91
                                                         ------      ------

     Total Current Assets. . . . . . . . . . . . .       23,791      24,362

Other Assets:
  Intangible Pension Asset . . . . . . . . . . . .        2,624       2,624
  Cash Value Of Life Insurance . . . . . . . . . .        4,809       4,730
  Miscellaneous. . . . . . . . . . . . . . . . . .        1,093         973
                                                         ------      ------
                                                          8,526       8,327

Property, Plant And Equipment. . . . . . . . . . .       71,068      68,574
  Less Accumulated Depreciation. . . . . . . . . .       41,290      39,961
                                                         ------      ------

                                                         29,778      28,613
                                                         ------      ------

Total Assets . . . . . . . . . . . . . . . . . . .      $62,095     $61,302
                                                         ======      ======


                                                      December 31   June 30
                                                          1995        1995
                                                      -----------   -------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable . . . . . . . . . . . . . . . .      $ 4,043     $ 4,607
  Payroll And Employee Benefits. . . . . . . . . .        2,874       4,857
  Dividends Payable. . . . . . . . . . . . . . . .          109         109
  Federal Income Taxes . . . . . . . . . . . . . .            0         349
  Taxes, Other Than Income Taxes . . . . . . . . .        1,078       1,284
  Accrued Pension Contributions. . . . . . . . . .          127         481
  Other Accrued Liabilities. . . . . . . . . . . .          801         749
  Current Maturities Of Long-Term Debt . . . . . .          400         400
                                                         ------      ------

     Total Current Liabilities . . . . . . . . . .        9,432      12,836

Long Term Liabilities:
  Long-Term Debt . . . . . . . . . . . . . . . . .       11,470       8,700
  Unfunded Pension Obligation. . . . . . . . . . .        3,399       3,399
  Postretirement Benefits Other Than Pensions. . .        4,498       3,745
  Deferred Income Taxes. . . . . . . . . . . . . .          718         341
  Employee Benefits. . . . . . . . . . . . . . . .        1,257       1,324
                                                         ------      ------

     Total Long-Term Liabilities . . . . . . . . .       21,342      17,509


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares; 1,086,662 Shares
  Outstanding Both at December 31, 1995
  and June 30, 1995  . . . . . . . . . . . . . . .        1,087       1,087
  Additional Capital . . . . . . . . . . . . . . .        2,811       2,772
  Retained Earnings. . . . . . . . . . . . . . . .       28,690      28,365
  Unfunded Pension Costs . . . . . . . . . . . . .       (1,267)     (1,267)
                                                         ------      ------

     Total Stockholders' Equity. . . . . . . . . .       31,321      30,957
                                                         ------      ------

Total Liabilities and Stockholders' Equity . . . .      $62,095     $61,302
                                                         ======      ======

See Accompanying Notes.

                              FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (Thousands of Dollars, Except Per Share)


                                                  Three Months           Six Months
                                                      Ended                 Ended
                                                   December 31           December 31
                                                 ---------------       ---------------
                                                 l995       1994       1995       1994
                                                 ----       ----       ----       ----
Net Sales ..................................    $22,504    $21,734    $43,408    $41,572


Costs And Expenses:

     Cost of Products Sold .................     19,984     19,193     38,829     37,054

     Selling And Administrative Expenses ...      1,040      1,157      2,142      2,239

     Interest Expense ......................        264        122        462        229
                                                -------    -------    -------    -------

          Total Costs And Expenses .........     21,288     20,472     41,433     39,522
                                                -------    -------    -------    -------


Earnings Before Federal
     Income Taxes ..........................      1,216      1,262      1,975      2,050

Federal Income Taxes .......................        414        410        671        666
                                                -------    -------    -------    -------

Net Earnings ...............................    $   802    $   852    $ 1,304    $ 1,384
                                                =======    =======    =======    =======


Per Share Of Common Stock:

Net Earnings Per Share .....................    $   .74    $   .78    $  1.20    $  1.27
                                                =======    =======    =======    =======

Cash Dividends Per Share ...................    $   .10    $   .10    $   .90    $   .60
                                                =======    =======    =======    =======

See Accompanying Notes.

                              FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

                                                             Six Months
                                                          Ended December 31
                                                          -----------------
                                                           1995        1994
                                                           ----        ----
Operating Activities
  Net Earnings ......................................    $ 1,304     $ 1,384
  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization .................      1,719       1,450
      Change In Cash Value of Life Insurance ........        (79)          8
      Change In Deferred Income Taxes ...............        338         609
      Employee Benefits .............................        (67)        (38)
      Amortization of Restricted Stock ..............         23          38
      Other .........................................        647         555
      Changes In Operating Assets And Liabilities:
        Accounts Receivable .........................        263        (638)
        Inventories And Prepaid Expenses ............        110           8
        Accounts Payable And Accrued Expenses .......     (3,404)     (3,144)
                                                         -------     -------

Net Cash Provided By Operating Activities ...........        854         232

Investing Activities
  Purchases of Property, Plant And Equipment-Net ....     (2,883)     (2,975)

Financing Activities
  Proceeds From Bank Borrowings .....................      2,970       2,080
  Principal Payments On Lease Purchase Obligations ..       (200)       (200)
  Purchases of Common Stock .........................          0         (14)
  Dividends Paid ....................................       (978)       (217)
                                                         -------     -------

Net Cash Provided By Financing Activities ...........      1,792       1,649
                                                         -------     -------

Decrease In Cash ....................................       (237)     (1,094)

Cash At Beginning Of Period .........................        395       1,373
                                                         -------     -------

Cash At End Of Period ...............................    $   158     $   279
                                                         =======     =======

See Accompanying Notes.

                              FEDERAL SCREW WORKS
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 1995, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1996.





Note B - Debt

On October 24, 1995, the Company entered into a new $25,000,000 Revolving Credit and Term Loan Agreement with a Bank. This Agreement replaces the Agreement in effect as of September 21, 1989, as amended. The Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 1998, the expiration date of the Agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 1999. The Company has the option to extend the Agreement for one year beyond the revolving credit maturity date then in effect. As of December 31, 1995, there was $10,270,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.





Note C - Dividends

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



RESULTS OF OPERATIONS: Net sales for the Company's second quarter ended December 31, 1995, increased $770,000, or 3.5%, compared with net sales for the second quarter of the prior year. Net sales for the six month period ended December 31, 1995, increased $1,836,000, or 4.4%, compared with the six month period of the prior year. The increase is largely attributable to significant new product programs that are coming on line.

Gross profit for the three month period ended December 31, 1995, decreased $21,000, or 0.8%, as compared with gross profit for the second quarter of the prior year. Gross profit for the six month period ended December 31, 1995, increased $61,000, or 1.3%, compared with the six month period of the prior year. The increase is largely attributable to productivity improvements.

Selling and administrative expenses decreased $117,000, or 10.1%, for the second quarter ended December 31, 1995, as compared with the second quarter of the prior year. Selling and administrative expenses decreased $97,000, or 4.3%, as compared with the six month period ended December 31, 1994. The decrease is mainly attributable to a decrease in the accrual of professional services.



DIVIDENDS: The Board of Directors, in October 1995, declared a $.10 per share dividend paid January 2, 1996, to shareholders of record December 8, 1995.



LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $2,833,000 from $11,526,000 at June 30, 1995, to $14,359,000 at December 31, 1995. The
principal factors that contributed to the change were the reduction in payroll and employee benefits due to the payment of year-end bonuses and profit sharing payments. Also contributing were the decrease in accounts payable due to lower inventory levels.

At December 31, 1995, the Company had available $14,730,000 under its bank credit agreement.

Capital expenditures for the six month period ended December 31, 1995, were approximately $2.9 million, and, for the year, are expected to approximate $7.0 million, of which approximately $2.4 million has been committed as of December 31, 1995.

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



                                                    Federal Screw Works
                                             ---------------------------------



Date ________________________                /s/  W. T. ZurSchmiede, Jr.
                                             ---------------------------------
                                             W. T. ZurSchmiede, Jr.
                                             Chairman, Chief Executive Officer
                                             and Chief Financial Officer




Date ________________________                /s/  John M. O'Brien
                                             ---------------------------------
                                             John M. O'Brien
                                             Vice President