Form 10-K
period 1996-06-30
FEDERAL SCREW WORKS
filed 1996-09-27
CIK 34908

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended June 30, 1996

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from_____________to___________

                        Commission file number 0-1837

                              FEDERAL SCREW WORKS
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Michigan                                            38-0533740
  ---------------------------                             ------------------
  (State or other jurisdiction                              (I.R.S. Employer
   of Incorporation or                                    Identification No.)
   organization)

               535 Griswold, Suite 2400, Detroit, Michigan 48226
              --------------------------------------------------
              (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code 313-963-2323
                                                          -----------------
         Securities registered pursuant to Section 12(b) of the Act:

                                     None

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1 par value
                          --------------------------
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes __X__              No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K. [X]


As of September 3, 1996, the aggregate market value of the common stock of Registrant held by non-affiliates was $17,709,468.

The number of shares outstanding of each of the Registrant's classes of common stock, as of September 3, 1996, is as follows:


                 Common stock, $1 Par Value--1,086,662 shares
                 --------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE


Certain information from the following documents has been incorporated by reference herein in response or partial response to the items indicated:

                                            Form 10-K Part No.;
                Document                          Item No.
                --------                    -------------------

1.  Annual Report to Stockholders of the     Part I; Item 1, 2
    Registrant for the year ended June 30,   Part II; Item 5, 6,
    1996 (hereinafter referred to as "1996         7, 8
    Annual Report") attached hereto as
    Exhibit 13

2.  Proxy Statement of the Registrant        Part III; Item 10,
    dated September 27, 1996                      11, 12, 13

3.  1995 Form 10-K                           Part IV;  Item 14

4.  1994 Form 10-K                           Part IV;  Item 14

5.  1993 Form 10-K                           Part IV;  Item 14

6.  1992 Form 10-K                           Part IV;  Item 14

7.  1989 Form 10-K                           Part IV;  Item 14

8.  Form 10-Q for the quarter ended          Part IV;  Item 14
    March 31, 1995

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

(a)  General Development of Business.

        (1) The Registrant, originally incorporated in 1919, is principally engaged in the manufacture and sale of various industrial component parts. During the fiscal year for which this Annual Report is being filed, there were no material developments with respect to the Registrant's business, except for those described in Registrant's 1996 Annual Report on pages 9-12, attached hereto as Exhibit 13. This information is incorporated herein by reference.

        (2)    Inapplicable.

(b)     Financial Information About Industry Segments.

        (1) (2)       Industry segments.

                      The Registrant is engaged in a single business segment as described on pages 5-6 and 25 of the 1996 Annual Report of the Registrant, attached hereto as Exhibit 13. Amounts of revenue, operating profits and identifiable assets attributable to the single business segment are included on pages 13 and 14 of the 1996 Annual Report of the Registrant, attached hereto as Exhibit 13. This information is incorporated herein by reference.

(c)     Narrative Description of Business.

        The description of the business set forth on pages 5-6, 9-12 and 25 of the Registrant's 1996 Annual Report, attached hereto as Exhibit 13, is incorporated herein by reference. The following information supplements that description:

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

          (vii)       See Narrative Description cross-reference above.

         (viii) As of August 31, 1996, the Registrant had an estimated backlog of firm orders amounting to approximately $15,500,000, all of which are expected to be filled within the 1997 fiscal year. The comparable backlog as of August 31, 1995 amounted to approximately $15,000,000.

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

         (xiii)       See Narrative Description cross-reference above.

(d) Financial Information About Foreign and Domestic Operations and Export Sales.

        Financial information about foreign and domestic operations and export sales are set forth on pages 5, 6, 13, 14 and 25 of the Registrant's 1996 Annual Report, attached hereto as Exhibit 13. This information is incorporated herein by reference.

ITEM 2.  DESCRIPTION OF PROPERTY.

The description of property set forth on pages 5-6 of the Registrant's 1996 Annual Report, attached hereto as Exhibit 13, is incorporated herein by reference.


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

Registrant and eleven other PRPs have signed a Consent Decree and adopted a Remedial Action Plan which has been filed in, and approved by, the U.S. District Court for the Eastern District of Michigan. The Complaint instituting the court proceeding was filed September 19, 1989. The principal parties are the United States of America, the State of Michigan, and the PRPs. On appeal, the Consent Decree has been affirmed by the United States Court of Appeals for the Sixth Circuit. The allocation of the responsibility to fund the Remedial Action Plan among the participating PRPs is set out in a written Agreement to which Registrant is also a party. Settlements with two of the Registrant's insurers resulted in coverage for in excess of one half of the Registrant's share.

The settling defendants have submitted to the United States Environmental Protection Agency comments regarding a soil vapor extraction system report which the PRPs submitted after a pilot study at the Site. The EPA has accepted the substitution of soil vapor extraction for soil flushing as the remedial action approach, and the approach is now being implemented. No significant effect on the site clean-up is anticipated and the Registrant does not expect to pay any costs beyond its original contribution.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable.


                                    PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS.

(a) The information set forth under the caption "Stock Prices" on page 7 of Registrant's 1996 Annual Report, attached hereto as Exhibit 13, is incorporated herein by reference. On September 3, 1996, the NASDAQ market price for Registrant's common stock was $29.00 asked, $27.00 bid.

(b) The approximate number of record holders of common stock securities is set forth on page 27 of Registrant's 1996 Annual Report, attached hereto as Exhibit 13. This information is incorporated herein by reference. Included are individual participants in security position listings.

(c) Cash dividends were declared in each of the four quarters during fiscal 1996 and fiscal 1995. Total cash dividends in fiscal 1996 were $1.10 per share and in fiscal 1995 were 80(cent) per share. Additional information is set forth under the caption "Dividends" on page 11 of the Registrant's 1996 Annual Report, attached hereto as Exhibit 13, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

The information set forth under the caption "Selected Financial Data" on page 8, supplemented by the discussion on pages 9-12 of Registrant's 1996 Annual Report, attached hereto as Exhibit 13, is incorporated herein by reference.


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9-12 of Registrant's 1996 Annual Report, attached hereto as Exhibit 13, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements and Quarterly Data set forth on pages 7 and 13-26 of Registrant's 1996 Annual Report, attached hereto as Exhibit 13, are incorporated herein by reference.


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.

Inapplicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)     Identification of Directors.

        The information set forth under the caption "Election of Directors and Security Ownership of Management" in Registrant's Proxy Statement dated September 27, 1996 is incorporated herein by reference.

(b)     Identification of Executive Officers.

        The following information supplements the information provided under the caption "Election of Directors and Security Ownership of Management" in Registrant's Proxy Statement dated September 27, 1996 which is incorporated herein by reference.

    NAME                       POSITION                          AGE

John M. O'Brien     Vice President-Sales and Marketing            46
                    since 1986; Vice President-General
                    Sales Manager, 1984 to 1986; General
                    Sales Manager, 1982 to 1984; Sabbatical
                    at Stanford University Business School,
                    1981 to 1982; Sales Representative,
                    1975 to 1981

Jeffrey M. Harness  Vice President and General Manager-           40
                    Chelsea Division and Brighton
                    Division since 1994; Vice President
                    and General Manager-Chelsea Division,
                    1992 to 1994; General Manager-Chelsea
                    Division, 1985 to 1992; Sales Manager-
                    Chelsea Division, 1984 to 1985; Sales
                    Representative, 1982 to 1984; Management
                    Trainee, 1981 to 1982; Chelsea Division
                    Junior Buyer, 1980 to 1981.

(c)     Identification of Certain Significant Employees.

        Inapplicable.

(d)     Family Relationships.

        The information set forth in footnotes (a), (b) and (e) under the caption "Election of Directors and Security Ownership of Management" in Registrant's Proxy Statement dated September 27, 1996 is incorporated herein by reference.

(e)     Business Experience.

        (1)    Included in response to paragraphs (a) and (b) of this
Item 10.

        (2) The information set forth under the caption "Election of Directors and Security Ownership of Management" in Registrant's Proxy Statement dated September 27, 1996 is incorporated herein by reference.

(f)     Involvement in Certain Legal Proceedings.

        None.

(g)     Promoters and Control Persons.

        Inapplicable.

ITEM 11.  EXECUTIVE COMPENSATION.

The information set forth under the captions "Executive Compensation," "Comparative Performance Graph," "Certain Relationships and Related Transactions," "Restricted Stock Bonus Plans," "Retirement Supplement," "Salaried Pension Plan" and "Board of Directors and Committees" in Registrant's Proxy Statement dated September 27, 1996 is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

The information set forth under the caption "Election of Directors and Security Ownership of Management" in the Registrant's Proxy Statement dated September 27, 1996 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the captions "Certain Relationships and Related Transactions" in Registrant's Proxy Statement dated September 27, 1996 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,
          AND REPORTS ON FORM 8-K.

(a)     (1) and (2) -        The response to this item is submitted as a
                             separate section of this report on page 20.


        (3) Exhibits. The following exhibits designated with a "+" symbol represent the Company's management contracts or compensation plans or arrangements for directors and executive officers.


   3.1 Registrant's Articles of Incorporation, were filed as an exhibit to the Registrant's 1994 Form 10-K, and are incorporated herein by reference.

   3.2 Registrant's By-Laws were filed as an exhibit to Registrant's 1989 Form 10-K and are incorporated herein by reference.

   4.1 The lease-purchase contract dated as of November 1, 1979 between the City of Big Rapids, Michigan and Federal Screw Works was filed as an exhibit to Registrant's 1993 Form 10-K and is incorporated herein by reference.

   4.2 The (municipal industrial revenue bond) guarantee agreement dated as of November 1, 1979, as previously filed, was filed as an exhibit to the Registrant's 1993 Form 10-K and is incorporated herein by reference. All waivers, amendments and modifications thereto, were filed as exhibits to the Registrant's 1989, 1993 and 1994 Forms 10-K and are incorporated herein by reference.

   4.3 Revolving Credit and Term Loan Agreement by and between Registrant and Comerica Bank, dated October 24, 1995, filed as an exhibit to the Registrant's Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.

  10.1+ Supplemental retirement agreement between the Registrant and W. T. ZurSchmiede, Jr., present Chairman of the Company, dated April 1, 1986 was filed as an exhibit to Registrant's 1993 Form 10-K and is incorporated by reference.

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

  10.4 Lease agreement between the Registrant and Equitable Life Assurance Society of the United States for the lease of the 24th floor of the Buhl Building, Detroit, Michigan, effective January 1, 1995, was previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 1995, and is incorporated herein by reference.

   10.5+ Retirement Plan for Outside Directors as amended and restated, filed as an exhibit to the Registrant's 1995 Form 10-K and incorporated herein by reference.

   13.* Registrant's Annual Report to security holders for the year ended June 30, 1996.

   27.*        Financial Data Schedule.

   99.* Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

* Filed with this report


(b) No reports on Form 8-K have been filed by Registrant during the last quarter of the period covered by this Report.

(c) The response to this item is submitted as a separate section of this Report.

(d) The response to this item is submitted as a separate section of this Report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FEDERAL SCREW WORKS
                                 (Registrant)


                        By: /S/ W. T. ZURSCHMIEDE, JR.
                           ---------------------------
                            W. T. ZurSchmiede, Jr.
                              Chairman and Chief Executive
                              Officer, Chief Financial Officer,
                              Secretary, Treasurer and Principal
                              Accounting Officer

Date:  September 25, 1996


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                 Date


/S/ THOMAS W. BUTLER, JR.                 September 25, 1996
- ------------------------
Thomas W. Butler, Jr.
Director

/S/ HUGH G. HARNESS                       September 25, 1996
- -------------------
Hugh G. Harness
Director


/S/ JOHN J. SLAVIN                        September 25, 1996
- -------------------
John J. Slavin
Director

/S/ F. D. TENNENT                         September 25, 1996
- -----------------
F. D. Tennent
Director


/S/ W. T. ZURSCHMIEDE, JR.                September 25, 1996
- -------------------------
W. T. ZurSchmiede, Jr.
Director


/S/ R. F. ZURSCHMIEDE                     September 25, 1996
- ---------------------
R. F. ZurSchmiede
Director


/S/ THOMAS ZURSCHMIEDE                     September 25, 1996
- ----------------------
Thomas ZurSchmiede
Director

                      FORM 10-K - ITEM 14(a)(1) AND (2)

                             FEDERAL SCREW WORKS



       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following financial statements of Federal Screw Works, included in the annual report of the Registrant to its stockholders for the year ended June 30, 1996 are incorporated by reference in Item 8:

        Balance sheets - June 30, 1996 and 1995

        Statements of operations - Years ended June 30, 1996,
          1995 and 1994

        Statements of stockholders' equity - Years ended
          June 30, 1996, 1995 and 1994

        Statements of cash flows - Years ended June 30, 1996,
          1995 and 1994

        Notes to financial statements - June 30, 1996



The following financial statement schedules of Federal Screw
Works are included in Item 14(d);

        Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

                    [Letterhead of Ernst & Young LLP]


Ernst & Young LLP              Suite 1700                Phone: 313 596 7100
                               500 Woodward Avenue
                               Detroit, Michigan 48226-3426



                     Report of Independent Auditors

Board of Directors
Federal Screw Works


We have audited the accompanying balance sheets of Federal Screw Works as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Screw
Works at June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also,in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                  s/ Ernst & Young LLP

August 9, 1996

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COL. A                          COL. B                   COL. C                         COL. D            COL. E
- ------                          ------      --------------------------------------      ------            ------
                                                        ADDITIONS
                                            --------------------------------------
DESCRIPTION                     Balance at         (1)                  (2)             Deductions --     Balance at
                                Beginning   Charged to Costs     Charged to Other       Describe          End of Period
                                of Period      and Expenses      Accounts --
                                                                  Describe
- ----------------------------   ----------   ----------------  --------------------      -------------    -------------
Valuation allowance for
  accounts receivable:

    Year ended June 30, 1996   $ 25,000               --                                   --            $ 25,000
    Year ended June 30, 1995     25,000               --                                   --              25,000
    Year ended June 30, 1994     25,000         $  3,206                                $  3,206(A)        25,000

Valuation allowance for
  inventories:

    Year ended June 30, 1996   $275,000         $210,092                                $201,092(B)      $284,000
    Year ended June 30, 1995    160,000          188,885                                  73,885(B)       275,000
    Year ended June 30, 1994    154,000          102,099                                  96,099(B)       160,000

(A)  Uncollectable accounts charged off; corresponding reduction of allowance.

(B)  Unsalable inventories charged off; corresponding reduction of allowance.

                               INDEX TO EXHIBITS


   3.1 Registrant's Articles of Incorporation, were filed as an exhibit to the Registrant's 1994 Form 10-K, and are incorporated herein by reference.

   3.2 Registrant's By-Laws were filed as an exhibit to Registrant's 1989 Form 10-K and are incorporated herein by reference.

   4.1 The lease-purchase contract dated as of November 1, 1979 between the City of Big Rapids, Michigan and Federal Screw Works was filed as an exhibit to Registrant's 1993 Form 10-K and is incorporated herein by reference.

   4.2 The (municipal industrial revenue bond) guarantee agreement dated as of November 1, 1979, as previously filed, was filed as an exhibit to the Registrant's 1993 Form 10-K and is incorporated herein by reference. All waivers, amendments and modifications thereto, were filed as exhibits to the Registrant's 1989, 1993 and 1994 Forms 10-K and are incorporated herein by reference.

   4.3 Revolving Credit and Term Loan Agreement by and between Registrant and Comerica Bank, dated October 24, 1995, filed as an exhibit to the Registrant's Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.

  10.1+ Supplemental retirement agreement between the Registrant and W. T. ZurSchmiede, Jr., present Chairman of the Company, dated April 1, 1986 was filed as an exhibit to Registrant's 1993 Form 10-K and is incorporated by reference.

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

  10.4 Lease agreement between the Registrant and Equitable Life Assurance Society of the United States for the lease of the 24th floor of the Buhl Building, Detroit, Michigan, effective January 1, 1995, was previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 1995, and is incorporated herein by reference.

   10.5+ Retirement Plan for Outside Directors as amended and restated, filed as an exhibit to the Registrant's 1995 Form 10-K and incorporated herein by reference.

   13.* Registrant's Annual Report to security holders for the year ended June 30, 1996.

   27.*        Financial Data Schedule.

   99.* Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.


* Filed with this report