Form 10-Q
period 1996-09-30
FEDERAL SCREW WORKS
filed 1996-11-12
CIK 34908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549


                                   FORM 10-Q

(Mark One)
               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

For the period ended          September 30, 1996
                      ----------------------------------

                                      OR

               [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934
For the transition period from ___________________ to _____________________


Commission File Number:               O-1837
                        ------------------------------------

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


At September 30, 1996, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,086,662 shares of such common stock outstanding at that time.



                                  (continued)

Part I  FINANCIAL INFORMATION



                              FEDERAL SCREW WORKS
                     CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)



                                                       September 30   June 30
                                                           1996         1996
                                                       ------------   -------

                         ASSETS
Current Assets:

  Cash ..............................................    $   265      $   782

  Accounts Receivable, Less Allowance of $25,000 ....     11,718       10,882


  Inventories:
  Finished Products .................................      3,973        4,731
  In-Process Products ...............................      5,106        5,388
  Raw Materials And Supplies ........................      2,185        2,122
                                                         -------      -------
                                                          11,264       12,241

  Prepaid Expenses And Other Current Accounts .......        518          471
  Deferred Income Taxes .............................        753          752
                                                         -------      -------

     Total Current Assets ...........................     24,518       25,128

Other Assets:
  Intangible Pension Asset ..........................      2,548        2,548
  Cash Value Of Life Insurance ......................      4,916        4,889
  Miscellaneous .....................................      1,128        1,130
                                                         -------      -------
                                                           8,592        8,567

Property, Plant And Equipment .......................     74,049       73,420
  Less Accumulated Depreciation .....................     43,677       42,755
                                                         -------      -------

                                                          30,372       30,665
                                                         -------      -------

Total Assets ........................................    $63,482      $64,360
                                                         =======      =======



                                                       September 30    June 30
                                                           1996          1996
                                                       ------------    -------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ...............................      $  3,700       $  2,977
  Payroll And Employee Benefits ..................         3,014          5,262
  Dividends Payable ..............................           978            109
  Federal Income Taxes ...........................           417            415
  Taxes, Other Than Income Taxes .................         1,157          1,318
  Accrued Pension Contributions ..................           217            664
  Other Accrued Liabilities ......................           438            371
  Current Maturities Of Long-Term Debt ...........           400            400
                                                        --------       --------

     Total Current Liabilities ...................        10,321         11,516

Long Term Liabilities:
  Long-Term Debt .................................         8,120          7,960
  Unfunded Pension Obligation ....................         2,977          2,977
  Postretirement Benefits Other Than Pensions ....         5,636          5,250
  Deferred Income Taxes ..........................         1,085          1,122
  Employee Benefits ..............................         1,161          1,194
  Other Liabilities ..............................           461            440
                                                        --------       --------

     Total Long-Term Liabilities .................        19,440         18,943


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares;  1,086,662 Shares
  Outstanding ....................................         1,087          1,087
  Additional Capital .............................         2,924          2,918
  Retained Earnings ..............................        31,375         31,561
  Unfunded Pension Costs .........................        (1,665)        (1,665)
                                                        --------       --------

     Total Stockholders' Equity ..................        33,721         33,901
                                                        --------       --------

Total Liabilities and Stockholders' Equity .......      $ 63,482       $ 64,360
                                                        ========       ========




See Accompanying Notes.



                              FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (Thousands of Dollars, Except Per Share)


                                            Three Months  Three Months
                                               Ended          Ended
                                            September 30   September 30
                                                1996          1995
                                            ------------   ------------

Net Sales ...............................      $23,706      $20,904

Costs And Expenses:

   Cost of Products Sold ................       21,130       18,845

   Selling And Administrative Expenses ..        1,242        1,102

   Interest Expense .....................          132          198
                                               -------      -------

      Total Costs And Expenses ..........       22,504       20,145
                                               -------      -------


Earnings Before Federal
   Income Taxes .........................        1,202          759

Federal Income Taxes ....................          409          257
                                               -------      -------

Net Earnings ............................      $   793      $   502
                                               =======      =======


Per Share Of Common Stock:

Net Earnings Per Share ..................      $   .73      $   .46
                                               =======      =======

Cash Dividends Per Share ................      $   .90      $   .80
                                               =======      =======


See Accompanying Notes.



                              FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)


                                                                 Three Months
                                                              Ended September 30
                                                              ------------------
                                                              1996          1995
                                                              ----          ----

Operating Activities
  Net Earnings .......................................      $   793       $   502
  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ..................          922           836
      Increase In Cash Value of Life Insurance .......          (27)          (27)
      Change In Deferred Income Taxes ................          (38)          (53)
      Employee Benefits ..............................          (33)          (30)
      Amortization of Restricted Stock ...............            6            12
      Other ..........................................          406           355
      Changes In Operating Assets And Liabilities:
       Accounts Receivable ...........................         (836)         (613)
       Inventories And Prepaid Expenses ..............          932        (1,219)
       Accounts Payable And Accrued Expenses .........       (2,064)       (2,030)
                                                            -------       -------

Net Cash Provided By (Used In) Operating Activities ..           61        (2,267)

Investing Activities
  Purchases of Property, Plant And Equipment-Net .....         (629)       (1,502)

Financing Activities
  Proceeds From Bank Borrowings ......................          160         3,555
  Dividends Paid .....................................         (109)         (109)
                                                            -------       -------

Net Cash Provided By Financing Activities ............           51         3,446
                                                            -------       -------

Decrease In Cash .....................................         (517)         (323)

Cash At Beginning Of Period ..........................          782           395
                                                            -------       -------

Cash At End Of Period ................................      $   265       $    72
                                                            =======       =======

See Accompanying Notes.

                              FEDERAL SCREW WORKS
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)





Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 1996, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1997.





Note B - Debt

The Company has a $25,000,000 Revolving Credit and Term Loan Agreement with a Bank. Under the amended agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 1999, the expiration date of the Agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly commencing three months following conversion until maturity of the term note on October 31, 2001. As of September 30, 1996, there was $7,120,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.





Note C - Dividends

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration. The dividends declared in the first quarter of fiscal 1997 include a special dividend of $.80 per share which was paid October 1, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations




RESULTS OF OPERATIONS: Net sales for the Company's first quarter ended September 30, 1996, increased $2,802,000, or 13.4%, compared with net sales for the first quarter of the prior year. The increase is largely attributable to the continued strong demand in North American automobile sales.

Gross profit for the three month period ended September 30, 1996, increased $517,000, or 25.1%, as compared with gross profit for the first quarter of the prior year. The increase is attributable mainly to the increased sales as well as improved productivity.

Selling and administrative expenses increased $140,000, or 12.7%, for the first quarter ended September 30, 1996, as compared with the first quarter of the prior year. The increase is comparable to the increase in sales.



DIVIDENDS: The Board of Directors, in August 1996, declared a $.10 per share dividend and an extra $.80 per share dividend, paid October 1, 1996, to shareholders of record September 6, 1996.



LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $584,000 from $13,613,000 at June 30, 1996, to $14,197,000 at September 30, 1996.

At September 30, 1996, the Company had available $17,880,000 under its bank credit agreement.

Capital expenditures for the three month period ended September 30, 1996, were approximately $0.6 million, and, for the year, are expected to approximate $5.0 million, of which approximately $2.0 million has been committed as of September 30, 1996.

There have been no material changes concerning environmental matters since those reported in the Registrant's Form 10-K for the fiscal year ended June 30, 1996.

PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

        The information set forth in the last paragraph of the Liquidity and Capital Resources discussion in Item 2 of Part I concerning environmental matters is incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K



        (a) Exhibit 10.6. One year extension of Revolving Credit and Term Loan Agreement by and between Registrant and Comerica Bank, dated October 23, 1996.

             There were no unusual charges or credits to income, nor a change in independent accountants.

        (b) Reports on Form 8-K. The Registrant filed Form 8-K during the quarter ended September 30, 1996. The data and content are described below.

             July 21, 1996 - Board of Directors' adoption of a resolution electing to have the provisions of Chapter 7A of the Michigan Business Corporation Act apply to the Company, subject to certain exceptions and conditions.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Federal Screw Works
                                            ---------------------------



Date   November 12, 1996                     /s/ W. T. ZurSchmiede, Jr.
      --------------------                  ---------------------------
                                            W. T. ZurSchmiede, Jr.
                                            Chairman, Chief Executive Officer
                                            and Chief Financial Officer




Date   November 12, 1996                     /s/ John M. O'Brien
      --------------------                  ---------------------------
                                            John M. O'Brien
                                            Vice President