Form 10-Q
period 1996-12-31
FEDERAL SCREW WORKS
filed 1997-02-13
CIK 34908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC 20549




                                  FORM 10-Q


(Mark One)
               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the period ended         December 31, 1996
                      ---------------------------

                                      OR

               [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the transition period from_____________________to______________________


Commission File Number:               O-1837
                       ----------------------------------------------------

                             FEDERAL SCREW WORKS
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Michigan                              38-0533740
---------------------------------------------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)


      2400 Buhl Building, Detroit Michigan               48226
---------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, and area code         (313) 963-2323
                                            -------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing require- ments for the past 90 days. YES_ X_   NO___



At December 31, 1996, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,086,662 shares of such common stock outstanding at that time.



                                 (continued)





Part I  FINANCIAL INFORMATION



                             FEDERAL SCREW WORKS
                     CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)



                                                     December 31    June 30
                                                         1996         1996
                                                     -----------    -------

                                    ASSETS
Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . .      $   237     $   782

  Accounts Receivable, Less Allowance of $25,000 .       10,681      10,882

  Inventories:
  Finished Products. . . . . . . . . . . . . . . .        3,712       4,731
  In-Process Products. . . . . . . . . . . . . . .        5,225       5,388
  Raw Materials And Supplies . . . . . . . . . . .        2,057       2,122
                                                         ------      ------
                                                         10,994      12,241

  Prepaid Expenses And Other Current Accounts. . .          522         471
  Deferred Income Taxes  . . . . . . . . . . . . .          855         752
                                                         ------      ------

     Total Current Assets. . . . . . . . . . . . .       23,289      25,128


Other Assets:
  Intangible Pension Asset . . . . . . . . . . . .        2,548       2,548
  Cash Value Of Life Insurance . . . . . . . . . .        4,943       4,889
  Miscellaneous. . . . . . . . . . . . . . . . . .        1,226       1,130
                                                         ------      ------
                                                          8,717       8,567

Property, Plant And Equipment. . . . . . . . . . .       75,375      73,420
  Less Accumulated Depreciation. . . . . . . . . .       44,603      42,755
                                                         ------      ------
                                                         30,772      30,665
                                                        -------     -------
Total Assets . . . . . . . . . . . . . . . . . . .      $62,778     $64,360
                                                        =======     =======






                                                      December 31   June 30
                                                          1996        1996
                                                      -----------   -------

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable . . . . . . . . . . . . . . . .      $ 3,546     $ 2,977
  Payroll And Employee Benefits. . . . . . . . . .        3,666       5,262
  Dividends Payable. . . . . . . . . . . . . . . .          109         109
  Federal Income Taxes . . . . . . . . . . . . . .          458         415
  Taxes, Other Than Income Taxes . . . . . . . . .        1,337       1,318
  Accrued Pension Contributions. . . . . . . . . .           79         664
  Other Accrued Liabilities. . . . . . . . . . . .          458         371
  Current Maturities Of Long-Term Debt . . . . . .          400         400
                                                        -------     -------

     Total Current Liabilities . . . . . . . . . .       10,053      11,516

Long Term Liabilities:
  Long-Term Debt . . . . . . . . . . . . . . . . .        5,985       7,960
  Unfunded Pension Obligation. . . . . . . . . . .        2,977       2,977
  Postretirement Benefits Other Than Pensions. . .        6,022       5,250
  Deferred Income Taxes. . . . . . . . . . . . . .        1,175       1,122
  Employee Benefits. . . . . . . . . . . . . . . .        1,135       1,194
  Other Liabilities. . . . . . . . . . . . . . . .          482         440
                                                        -------     -------

     Total Long-Term Liabilities . . . . . . . . .       17,776      18,943


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares;  1,086,662 Shares
  Outstanding . . .  . . . . . . . . . . . . . . .        1,087       1,087
  Additional Capital . . . . . . . . . . . . . . .        2,940       2,918
  Retained Earnings. . . . . . . . . . . . . . . .       32,587      31,561
  Unfunded Pension Costs . . . . . . . . . . . . .       (1,665)     (1,665)
                                                        -------     -------

     Total Stockholders' Equity. . . . . . . . . .       34,949      33,901
                                                        -------     -------

Total Liabilities and Stockholders' Equity . . . .      $62,778     $64,360
                                                        =======     =======




See Accompanying Notes.




                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (Thousands of Dollars, Except Per Share)




                                                      Three Months        Six Months
                                                          Ended             Ended
                                                       December 31        December 31
                                                      l996     1995      1996     1995
                                                      ----     ----      ----     ----
Net Sales..........................................   $23,759  $22,504   $47,465  $43,408


Costs And Expenses:

   Cost of Products Sold...........................    20,176   19,984    41,306   38,829

   Selling And Administrative Expenses.............     1,441    1,040     2,684    2,142

   Interest Expense................................       143      264       275      462
                                                      -------  -------   -------  -------

      Total Costs and Expenses.....................    21,760   21,288    44,265   41,433
                                                      -------  -------   -------  -------

Earnings Before Federal
   Income Taxes....................................     1,999    1,216     3,200    1,975


Federal Income Taxes ..............................       679      414     1,088      671
                                                      -------  -------   -------  -------

Net Earnings.......................................   $ 1,320  $   802   $ 2,112  $ 1,304
                                                      =======  =======   =======  =======

Per Share Of Common Stock:

Net Earnings Per Share.............................   $  1.21  $   .74   $  1.94  $  1.20
                                                      =======  =======   =======  =======

Cash Dividends Per Share...........................   $   .10  $   .10   $  1.00  $   .90
                                                      =======  =======   =======  =======

See Accompanying Notes.



                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)



                                                                             Six Months
                                                                          Ended December 31
                                                                        1996          1995
                                                                        ----          ----
Operating Activities
  Net Earnings .....................................................   $ 2,112        $ 1,304
  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization.................................     1,870          1,719
      Increase In Cash Value of Life Insurance......................       (54)           (79)
      Change In Deferred Income Taxes...............................       (50)           338
      Employee Benefits.............................................       (58)           (67)
      Amortization of Restricted Stock..............................        12             23
      Other.........................................................       727            647
      Changes In Operating Assets And Liabilities:
       Accounts Receivable..........................................       201            263
       Inventories And Prepaid Expenses.............................     1,197            110
       Accounts Payable And Accrued Expenses........................    (1,463)        (3,404)
                                                                       -------        -------
Net Cash Provided By Operating Activities...........................     4,494            854

Investing Activities
  Purchases of Property, Plant And Equipment-Net....................    (1,977)        (2,883)

Financing Activities
  Proceeds and Repayments From Bank Borrowings......................    (1,775)         2,970
  Principal Payments on Lease Purchase Obligations..................      (200)          (200)
  Dividends Paid....................................................    (1,087)          (978)
                                                                       -------        -------
Net Cash Provided By (Used In) Financing Activities.................    (3,062)         1,792
                                                                       -------        -------

Decrease In Cash....................................................      (545)          (237)

Cash At Beginning Of Period.........................................       782            395
                                                                       -------        -------
Cash At End Of Period...............................................   $   237        $   158
                                                                       =======        =======


See Accompanying Notes.

                             FEDERAL SCREW WORKS
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)






Note A - Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 1996, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1997.





Note B - Debt
On October 24, 1995, the Company entered into a $25,000,000 Revolving Credit and Term Loan Agreement with a Bank. This agreement replaces the agreement in effect as of September 21, 1989, as amended. On October 23, 1996, the Bank approved a one year extension of the revolving credit facility and term loan option. The Company now has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 1999, the new expiration date of the Agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2001. As of December 31, 1996, there was $5,185,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.





Note C - Dividends
Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations




RESULTS OF OPERATIONS: Net sales for the Company's second quarter ended December 31, 1996, increased $1,255,000, or 5.6%, compared with net sales for the second quarter of the prior year. Net sales for the six month period ended December 31, 1996, increased $4,057,000, or 9.3%, compared with the six month period of the prior year. The increase is largely attributable to new product programs.

Gross profit for the three month period ended December 31, 1996,increased $1,063,000, or 42.2%, as compared with gross profit for the second quarter of the prior year. Gross profit for the six month period ended December 31, 1996, increased $1,580,000, or 34.5%, compared with the six month period of the prior year. The increase is attributable mainly to the new product programs.

Selling and administrative expenses increased $401,000, or 38.6%, for the second quarter ended December 31, 1996, as compared with the second quarter of the prior year. Selling and administrative expenses increased $542,000, or 25.3%, as compared with the six month period ended December 31,1995.
The increase is mainly attributable to increases in compensation.




DIVIDENDS: The Board of Directors, in October 1996, declared a $.10 per share dividend paid January 3, 1997, to shareholders of record December 9, 1996.




LIQUIDITY AND CAPITAL RESOURCES: Working capital decreased by $377,000 from $13,613,000 at June 30, 1996, to $13,236,000 at December 31, 1996.

At December 31, 1996, the Company had available $19,815,000 under its bank credit agreement.

Capital expenditures for the six month period ended December 31, 1996, were approximately $2.0 million, and, for the year, are expected to approximate $5.0 million, of which approximately $2.4 million has been committed as of December 31, 1996.

There have been no material changes concerning environmental matters since those reported in the Registrant's Form 10-K for the fiscal year ended June 30, 1996.

PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

        The information set forth at the conclusion of the Liquidity and Capital Resources discussion in Item 2 of Part I concerning environmental matters is incorporated by reference.


Item 5.  Other Events

        At its meeting held December 6, 1996, the Company's Board of Directors took action to extend until June 21, 1997, its election to have certain provisions of Chapter 7A of the Michigan Business Corporation Act apply to the Company. The election would have expired on December 21, 1996, if it had not been so extended. The original election to become subject to Chapter 7A was reported by the Company in a current report on Form 8-K dated July 11, 1996.


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



                                                 Federal Screw Works
                                                 -----------------------




Date   February 13, 1997                     /s/ W. T. ZurSchmiede, Jr.
      -------------------                   ---------------------------
                                            W. T. ZurSchmiede, Jr.
                                            Chairman, Chief Executive Officer
                                            and Chief Financial Officer




Date   February 13, 1997                     /s/ John M. O'Brien
      -------------------                   --------------------
                                            John M. O'Brien
                                            Vice President