Form 10-Q
period 1997-03-31
FEDERAL SCREW WORKS
filed 1997-05-13
CIK 34908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC 20549




                                  FORM 10-Q


(Mark One)
               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

For the period ended         March 31, 1997
                      -------------------------


                                      OR

               [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

For the transition period from                to
                              ---------------    -----------------------

Commission File Number:        O-1837
                       ------------------------

                             FEDERAL SCREW WORKS
------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Michigan                              38-0533740
------------------------------------------------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)


   535 Griswold Street, Suite 2400, Detroit Michigan         48226
------------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, and area code         (313) 963-2323
                                            ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. YES__ X__    NO____


At March 31, 1997, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,086,662 shares of such common stock outstanding at that time.

                                 (continued)

Part I  FINANCIAL INFORMATION



                             FEDERAL SCREW WORKS
                     CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)



                                                       March 31     June 30
                                                         1997         1996
                                                       --------     -------

                                    ASSETS
Current Assets:

  Cash ..........................................     $   130     $   782

  Accounts Receivable, Less Allowance of $25 ....      11,974      10,882


  Inventories:
  Finished Products .............................       3,816       4,731
  In-Process Products ...........................       4,588       5,388
  Raw Materials And Supplies ....................       2,217       2,122
                                                      -------     -------
                                                       10,621      12,241

  Prepaid Expenses And Other Current Accounts ...         292         471
  Deferred Income Taxes .........................         910         752
                                                      -------     -------

     Total Current Assets .......................      23,927      25,128


Other Assets:
  Intangible Pension Asset ......................       2,548       2,548
  Cash Value Of Life Insurance ..................       4,971       4,889
  Miscellaneous .................................       1,256       1,130
                                                      -------     -------
                                                        8,775       8,567

Property, Plant And Equipment ...................      76,843      73,420
  Less Accumulated Depreciation .................      45,570      42,755
                                                      -------     -------

                                                       31,273      30,665
                                                      -------     -------
Total Assets ....................................     $63,975     $64,360
                                                      =======     =======




                                                        March 31    June 30
                                                          1997        1996
                                                        --------    -------

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable .............................    $  4,807     $  2,977
  Payroll And Employee Benefits ................       5,336        5,262
  Dividends Payable ............................         109          109
  Federal Income Taxes .........................         221          415
  Taxes, Other Than Income Taxes ...............       1,076        1,318
  Other Accrued Liabilities ....................         459        1,035
  Current Maturities Of Long-Term Debt .........         400          400
                                                    --------     --------

     Total Current Liabilities .................      12,408       11,516

Long Term Liabilities:
  Long-Term Debt ...............................       2,655        7,960
  Unfunded Pension Obligation ..................       2,977        2,977
  Postretirement Benefits Other Than Pensions ..       6,407        5,250
  Deferred Income Taxes ........................       1,346        1,122
  Employee Benefits ............................       1,120        1,194
  Other Liabilities ............................         503          440
                                                    --------     --------

     Total Long-Term Liabilities ...............      15,008       18,943


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares;  1,086,662 Shares
  Outstanding ..................................       1,087        1,087
  Additional Capital ...........................       2,947        2,918
  Retained Earnings ............................      34,190       31,561
  Unfunded Pension Costs .......................      (1,665)      (1,665)
                                                    --------     --------

     Total Stockholders' Equity ................      36,559       33,901
                                                    --------     --------

Total Liabilities and Stockholders' Equity .....    $ 63,975     $ 64,360
                                                    ========     ========

See Accompanying Notes.



                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (Thousands of Dollars, Except Per Share)




                                           Three Months         Nine Months
                                               Ended               Ended
                                              March 31             March 31
                                            l997      1996      1997       1996
                                           -------   -------   --------  -------
Net Sales ..............................   $27,536   $23,517   $75,001   $66,925


Costs And Expenses:

   Cost of Products Sold ...............    23,178    20,136    64,484    58,965

   Selling And Administrative Expenses .     1,676     1,406     4,360     3,548

   Interest Expense ....................        90       212       365       674
                                           -------   -------   -------   -------

      Total Costs and Expenses .........    24,944    21,754    69,209    63,187
                                           -------   -------   -------   -------


Earnings Before Federal
   Income Taxes ........................     2,592     1,763     5,792     3,738


Federal Income Taxes ...................       880       600     1,968     1,271
                                           -------   -------   -------   -------


Net Earnings ...........................   $ 1,712   $ 1,163   $ 3,824   $ 2,467
                                           =======   =======   =======   =======


Per Share Of Common Stock:

Net Earnings Per Share .................   $  1.58   $  1.07   $  3.52   $  2.27
                                           =======   =======   =======   =======


Cash Dividends Per Share ...............   $   .10   $   .10   $  1.10   $  1.00
                                           =======   =======   =======   =======


See Accompanying Notes.




                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)



                                                              Nine Months
                                                             Ended March 31
                                                             1997         1996
                                                            -------     --------
Operating Activities
  Net Earnings .........................................    $ 3,824     $ 2,467
  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ....................      2,852       2,623
      Increase In Cash Value of Life Insurance .........        (82)       (106)
      Change In Deferred Income Taxes ..................         66         338
      Employee Benefits ................................        (74)       (103)
      Amortization of Restricted Stock .................         18          35
      Other ............................................      1,106       1,093
      Changes In Operating Assets And Liabilities:
       Accounts Receivable .............................     (1,092)       (231)
       Inventories And Prepaid Expenses ................      1,799      (1,044)
       Accounts Payable And Accrued Expenses ...........        891      (2,443)
                                                            -------     -------

Net Cash Provided By Operating Activities ..............      9,308       2,629

Investing Activities
  Purchases of Property, Plant And Equipment-Net .......     (3,460)     (3,965)

Financing Activities
  Proceeds and Repayments From Bank Borrowings .........     (5,105)      2,300
  Principal Payments on Lease Purchase Obligations .....       (200)       (200)
  Dividends Paid .......................................     (1,195)     (1,087)
                                                            -------     -------

Net Cash Provided By (Used In) Financing Activities ....     (6,500)      1,013
                                                            -------     -------

Decrease In Cash .......................................       (652)       (323)

Cash At Beginning Of Period ............................        782         395
                                                            -------     -------

Cash At End Of Period ..................................    $   130     $    72
                                                            =======     =======


See Accompanying Notes.

                             FEDERAL SCREW WORKS
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1997.


Note B - Debt
On October 24, 1995, the Company entered into a $25,000,000 Revolving Credit and Term Loan Agreement with a Bank. This agreement replaces the agreement in effect as of September 21, 1989, as amended. On October 23, 1996, the Bank approved a one year extension of the revolving credit facility and term loan option. The Company now has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 1999, the new expiration date of the Agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2001. The Company had the option to extend the Agreement one year later than the revolving credit maturity date then in effect. As of March 31, 1997, there was $1,855,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.


Note C - Dividends
Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.


Note D - Earnings Per Share and Capital Structure

The Financial Accounting Standards Board (FASB) issued this year "Statements of Financial Accounting Standards No. 128, Earnings Per Share, and No. 129, Disclosure of Information About Capital Structure." The adoption of these standards will not have a material effect on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS: Net sales for the Company's third quarter ended March 31, 1997, increased $4,019,000, or 17.1%, compared with net sales for the third quarter of the prior year. Net sales for the nine month period ended March 31, 1997, increased $8,076,000, or 12.1%, compared with the nine month period of the prior year. The increase is largely attributable to the strong demand for current automotive and refrigeration products, as well as new products developed to serve these industries.


Gross profit for the three month period ended March 31, 1997, increased $977,000, or 28.9%, as compared with gross profit for the third quarter of the prior year. Gross profit for the nine month period ended March 31, 1997, increased $2,557,000, or 32.1%, compared with the nine month period of the prior year. The increase is attributable mainly to the new product programs, as well as to the increase in sales.


Selling and administrative expenses increased $270,000, or 19.2%, for the third quarter ended March 31, 1997, as compared with the third quarter of the prior year. Selling and administrative expenses increased $812,000, or 22.9%, as compared with the nine month period ended March 31, 1996. The increase is mainly attributable to increases in compensation.


DIVIDENDS: The Board of Directors, in February 1997, declared a $.10 per share dividend paid April 1, 1997, to shareholders of record March 7, 1997.


LIQUIDITY AND CAPITAL RESOURCES: Working capital decreased by $2,093,000 from $13,612,000 at June 30, 1996, to $11,519,000 at March 31, 1997.


At March 31, 1997, the Company had available $23,145,000 under its bank credit agreement.


Capital expenditures for the nine month period ended March 31, 1997, were approximately $3.5 million, and, for the year, are expected to approximate $6.5 million, of which approximately $1.9 million has been committed as of March 31, 1997.

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



                                          Federal Screw Works
                                          -------------------




Date   May 13, 1997                       /s/ W. T. ZurSchmiede, Jr.
      --------------                      ---------------------------------
                                          W. T. ZurSchmiede, Jr.
                                          Chairman, Chief Executive Officer
                                          and Chief Financial Officer




Date   May 13, 1997                          /s/ John M. O'Brien
      --------------                        --------------------
                                            John M. O'Brien
                                            Vice President