Form 10-K405
period 1997-06-30
FEDERAL SCREW WORKS
filed 1997-09-26
CIK 34908

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 1997

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

       Registrant's telephone number, including area code 313-963-2323
                                                          ------------
         Securities registered pursuant to Section 12(b) of the Act:

                                     None

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1 par value
                          --------------------------
                               (Title of class)

DOCUMENT INCORPORATED BY REFERENCE


Certain information from the Proxy Statement of the Registrant dated September 26, 1997 has been incorporated by reference in response or partial response to Items 10, 11, 12 and 13 in this Report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes __X__              No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 2, 1997, the aggregate market value of the common stock of Registrant held by non-affiliates was $39,538,004.

The number of shares outstanding of each of the Registrant's classes of common stock, as of September 2, 1997, is as follows:


                Common stock, $1 Par Value-- 1,086,512 shares
                 --------------------------------------------



                                    PART I


ITEM 1.  BUSINESS.

Federal Screw Works (the "Registrant"), originally incorporated in Michigan in 1919, is a domestic manufacturer of industrial component parts, consisting of locknuts, bolts, piston pins, studs, bushings, shafts and other machined, cold formed, hardened and/or ground metal parts, all of which constitute a single industry segment.

The Registrant's products are manufactured at several plants and are fabricated from metal rod and bar, which are generally available at competitive prices from multiple sources. Production is in high-volume job lots to the specification of original equipment manufacturers and sold to them for incorporation into their assemblies. The majority of these sales are to manufacturers of automobiles and trucks, with the balance being mainly to manufacturers of nonautomotive durable goods.

Approximately 87% of the Registrant's net sales in fiscal 1997 (88% and 89% in fiscal 1996 and fiscal 1995, respectively) were made either directly or indirectly to automotive companies. The Registrant generally does not require collateral from its customers.

While the Registrant holds a number of patents, it believes that the successful continuation of its business is not dependent on any single patent or group of patents, trademarks, or licenses. (The Registrant retains the rights to certain royalties related to an exclusive license agreement with semiconductor manufacturer Silicon Systems incorporated (SSi), whereunder SSi will produce and market certain phonetic speech synthesizer chips under the SSi product name. The Registrant does not consider the royalty agreement to be material to its business.)

No material portion of the business of the Registrant is seasonal in nature.

There are no practices and conditions of the Registrant or known to the Registrant relating to working capital items which are material to an understanding of the Registrant's business in the industry in which it competes.

The Registrant's Shareholders are aware of the Registrant's dependence upon sales to the two largest U.S. automobile manufacturers, a condition that has existed for at least fifty years.

Customers comprising 10% or greater of the Registrant's net sales are summarized as follows:



                             1997   1996   1995
                             ----   ----   ----
Ford Motor Company            47%    48%    46%
General Motors Corporation    20%    22%    22%
All Others                    33%    30%    32%
                              ---    ---    ---
                             100%   100%   100%
                             ====   ====   ====


As of August 31, 1997, the Registrant had an estimated backlog of firm orders amounting to approximately $15,000,000, all of which are expected to be filled within the 1998 fiscal year. The comparable backlog as of August 31, 1996 amounted to approximately $15,500,000.

No material portion of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

The manufacture and sale of the Registrant's products is an extremely competitive business. Because industry statistics are not available, the Registrant is unable to accurately determine the number of its competitors, nor to state its competitive position in its principal market as a supplier of parts to automotive customers. However, the Registrant believes that it is generally considered a leading producer of its principal type of product in an estimated $650 million annual market served by approximately thirty major domestic suppliers, no one of which, or no small number of which are dominant. The Registrant is aware, however, that there are companies making similar products, with greater sales and resources than the Registrant. The Registrant is aware that in recent years the activity of foreign competitors manufacturing similar products has increased. The quality of the product, the product's price and service to customers are the principal methods of competition.

Research and development activity expenses during each of the last three fiscal years is not deemed material.

The Registrant has experienced no material effects in complying with government environmental regulations.

The Registrant presently employs approximately 491 hourly-rated and salaried personnel.

Sales to customers outside the United States are not significant.


ITEM 2.  DESCRIPTION OF PROPERTY.


The Registrant's industrial component parts are manufactured in six plants located throughout lower Michigan.

The Big Rapids Division in Big Rapids, Michigan, manufactures special high-strength bolts and other cold formed products using boltmakers and headers as primary equipment. Among the items manufactured to both inch and metric specifications are hex head bolts, connecting rod bolts, studs and flange bolts. The 200,000 square foot plant is situated on 25 acres of land, and contains heat treat facilities for hardening in-process parts. The annealing and pickling of the steel used at Big Rapids is generally performed at the Romulus Steel Processing Division.

The Romulus Division is housed in a 100,000 square foot plant on 22 acres of land in Romulus, Michigan. This division uses nutformers as primary equipment to manufacture special prevailing torque locknuts. Products include locknuts, connecting rod nuts, and other special nut products, in both metric and inch sizes. The plant has its own furnace for heat treating in-process parts. Annealing and pickling of the steel coils used in manufacturing nut products are performed by the adjacent Romulus Steel Processing Division.

The parts produced at the above divisions are sold principally to the automotive market. These parts are mass produced, and most are shipped directly to car assembly plants.

Steel rod annealing, pickling and drawing facilities are provided at the 38,000 square foot Romulus Steel Processing Division plant on a tract of land it shares with the Romulus Division. A significant amount of the output of this facility is converted to finished products by the Registrant's bolt and nut making operations. Excess capacity is used to process steel rod belonging to other companies, mainly in the cold heading industry.

The Brighton Division occupies a 19,000 square foot leased facility in Brighton, Michigan. The lease expires in December, 1998. The Division manufactures perishable tooling, primarily for the cold heading industry. More than one-half of its output is consumed by the Registrant's Romulus and Big Rapids Divisions.

The Chelsea Division is located in Chelsea, Michigan, in a plant having approximately 86,000 square feet. Primary equipment consists of automatic screw machines and rotary index machines capable of making products from 1/16 inch to 2-3/4 inches in diameter. The Chelsea Division fabricates a wide variety of precision parts including piston pins, bushings, fittings, special fasteners, valve components, sleeves, shafts, gear blanks and the like. These parts are generally produced in large volume lots and delivered direct to manufacturers of products such as compressors, automobiles, transmissions and small engines.

In August, 1994, the Registrant leased a 16,000 square foot facility in Romulus to conduct engineering and manufacturing development activities. This facility, known as the Technical Center, gives the Registrant sufficient room to try out new primary and secondary equipment, tooling, and parts feeding and automation devices, as well as permitting the Registrant to rebuild recently purchased used equipment.

The Registrant's corporate offices are located in the Buhl Building in downtown Detroit, where the Registrant occupies 12,000 square feet of space under a five year lease expiring in 1999 (renewable for an additional 5 years).

Except as specifically noted to the contrary, the Registrant owns outright all of the above described buildings, land, and production facilities. The Registrant utilizes all of the floor space of these structures. Present facilities are adequate to meet the needs of each division.


ITEM 3.  LEGAL PROCEEDINGS.

The Registrant has been designated by the Federal Environmental Protection Agency (the "EPA") as a Potentially Responsible Party ("PRP") with respect to three related dump sites. The sites are located in Oakland County, Michigan, and are referred to as the Springfield Township, the Rose Township and the Cemetery Dump Sites. While the Registrant denies it has engaged in disposing of any materials at any of the sites, the Company together with eleven other PRPs has actively participated in negotiations directed toward settling the EPA's claims. The Registrant has accrued $380,000 for the above three sites. The Registrant is not aware of any other environmental claims, and in management's judgment $380,000 is sufficient to cover all known environmental claims.

With respect to the Rose Township site, although the Registrant denies responsibility for contamination of the site, it has nevertheless agreed to participate in funding clean-up of the site by paying a share of the clean-up costs which the Registrant does not consider to be material. This share has been assumed primarily because of the large transactional costs expected to be incurred in defending the lawsuit against the PRPs which would have been filed by the Environmental Protection Agency if the matter had not been settled voluntarily.

The Registrant and eleven other PRPs have signed a Consent Decree and adopted a Remedial Action Plan which has been filed in, and approved by, the U.S. District Court for the Eastern District of Michigan. The Complaint instituting the court proceeding was filed September 19, 1989. The Registrant paid $300,000 as its share of the settlement that was reached with the EPA pursuant to the Consent Decree. The principal parties are the United States of America, the State of Michigan, and the PRPs. On appeal, the Consent Decree has been affirmed by the United States Court of Appeals for the Sixth Circuit. The allocation of the responsibility to fund the Remedial Action Plan among the participating PRPs is set out in a written Agreement to which the Registrant is also a party. Settlements with two of the Registrant's insurers resulted in coverage for in excess of one half of the Registrant's share.

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

The Registrant and other Rose Township PRPs have been notified by the EPA of potential liability at another site located in Springfield Township, Oakland County, Michigan. The PRPs have actively been engaged in negotiations with the EPA and the Michigan Department of Natural Resources in an effort to agree upon mutually acceptable remediation parameters. While agreement has not yet been reached upon an overall remediation method, remediation is occurring on an interim basis. Remediation costs for which the Registrant may become liable are not expected to have a material effect on the Registrant's financial statements. The Registrant has reached a tentative agreement with the other PRPs involved with this site to settle all remaining identified claims for a cost to the Registrant of $160,000. The terms of the settlement agreement among the PRPs have not been finalized, nor have the terms of the Consent Decree which would effectuate the settlement with the EPA. It is considered, however, virtually certain that a settlement for this stated cost will be achieved. The Registrant has previously paid $48,000 as its share of an interim response action. The Registrant has also paid a total of $39,000 to settle cost reimbursement claims for this site and the Rose Township Site that were asserted by the Michigan Department of Natural Resources.

With respect to the Cemetery Site, the EPA has performed a site cleanup, but has not asserted claims against any of the identified PRPs, which suggests that the evidence of involvement by such parties is weak.

The Registrant received a notice letter from a representative of the Barrels, Inc. site PRP Group located in Lansing, Michigan, indicating that "empty" drums from the Registrant were shipped to the site. The notification and associated correspondence received by the Registrant indicates that it is responsible for a total of 64 "empty" drums at this site. The total number of drums shown in the correspondence as having been received by the site is 18,775,853. Since total site costs are estimated at somewhat less than $10 million and because the majority of the drums are associated with parties that are cooperating with the Michigan Department of Environmental Quality, it appears very probably that the Registrant's share will be relatively small, i.e., $1,000 or less.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable.

                                   PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS.

The Registrant's common stock is traded on the Nasdaq National Market under the symbol FSCR.

On September 2, 1997, the market price for the Registrant's common stock was $61.00 asked, $61.00 bid.

The following table sets forth the quarterly high and low bid quotations as reported by the Nasdaq National Market for the Registrant's common stock.

                      1997                      1996
                -----------------         ----------------
                  High     Low              High      Low
                  ----     ---              ----      ---
1st Quarter      29-1/4   25-1/4         $26-1/4    $22-1/4
2nd Quarter      30-1/2   27-1/2          24-1/2     20-1/2
3rd Quarter      40       29              26-1/2     20-1/4
4th Quarter      47       37-3/4          28-3/4     23

At September 2, 1997, there were 464 individual shareholders of record of the Registrant's common stock.


Cash dividends were declared in each of the four quarters during fiscal 1997 and fiscal 1996. Total cash dividends in fiscal 1997 were $1.20 per share and in fiscal 1996 were $1.10 per share.

ITEM 6.  SELECTED FINANCIAL DATA.


Five Year Summary
Federal Screw Works

Five Years Ended June 30                          1997          1996          1995          1994           1993
------------------------                          ----          ----          ----          ----           ----
Operations (in thousands)
Net sales                                      $  102,683    $   92,794    $   90,503    $   80,713    $   73,050
Earnings before federal income
 taxes                                             10,768         6,560         6,388         4,030         2,918
Federal income taxes                                3,593         2,169         2,147         1,308           912
Net earnings                                        7,175         4,391         4,241         2,722         2,006
Depreciation and amortization                       3,889         3,553         3,135         2,709         2,435
Capital expenditures                                6,872         5,682         7,443         6,169         4,393
Cash dividends declared                             1,304         1,195           870           653           654
                                               ----------    ----------    ----------    ----------    ----------
Per share data
Net earnings                                   $     6.60    $     4.04    $     3.90    $     2.50    $     1.84
Cash dividends declared                              1.20          1.10           .80           .60           .60
Book value                                          36.88         31.20         28.49         25.25         23.76
Market price range (OTC)
 High                                                  47        28-3/4        23-1/2        18-1/2        16-1/2
 Low                                               25-1/4        20-1/4        16-3/4        15-1/4        11-1/4
                                               ----------    ----------    ----------    ----------    ----------
Return data
Net earnings on net sales                             7.0%          4.7%          4.7%          3.4%          2.7%
Net earnings on stockholders' equity                 21.2%         14.2%         15.4%         10.5%          8.2%
                                               ----------    ----------    ----------    ----------    ----------
Financial position at June 30 (in thousands)
Working capital (net current assets)           $    9,436    $   13,613    $   12,538    $    9,141    $    9,923
Other assets                                        9,022         8,566         8,327         8,038         8,375
Property, plant and equipment (net)                33,642        30,665        28,613        24,367        21,156
                                               ----------    ----------    ----------    ----------    ----------
Total assets less current liabilities              52,100        52,844        49,478        41,546        39,454
Less:
 Long-term debt                                       600         7,960         8,700         6,020         6,385
 Unfunded pension obligation                        1,526         2,977         3,400         4,049         4,367
 Deferred taxes                                     1,564         1,122         1,047           604         1,257
 Employee benefits                                  1,105         1,194         1,324         1,418         1,415
 Postretirement benefits                            6,746         5,250         3,744         1,880
 Other liabilities                                    479           440           306           111           158
                                               ----------    ----------    ----------    ----------    ----------
Stockholders' equity (net assets)              $   40,080    $   33,901    $   30,957    $   27,464    $   25,872
                                               ==========    ==========    ==========    ==========    ==========
Other
Number of employees                                   491           505           502           507           510
Approximate number of stockholders                    472           611           644           671           722
Average shares outstanding                      1,086,646     1,086,662     1,086,954     1,087,955     1,089,306
                                               ----------    ----------    ----------    ----------    ----------

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Registrant reported net sales of $102.7 million in fiscal 1997, which represented a 10.7% increase from fiscal 1996 sales of $92.8 million. Net sales for fiscal 1996 increased 2.5% from fiscal 1995 sales of $90.5 million. Sales in both 1997 and 1996 benefited from new automotive parts programs and an increase in non-automotive business. The number of parts shipped increased slightly in 1997 following a slight decrease in 1996.

Gross profits increased 42.4% to $17.1 million in fiscal 1997, a $5.1 million increase from fiscal 1996. Fiscal 1996 gross profits increased 0.8% to $12.0 million compared to the $11.9 million level realized in 1995. The 1997 increase resulted primarily from greater sales and increased manufacturing efficiency, offset in part by price concessions which continued to be required by our customers. These concessions are a part of the competitive environment and will be with the Registrant for the foreseeable future. Gross profits in 1996 were negatively impacted by two work stoppages, one at a customer and the other at the Registrant's Chelsea Division. The Registrant experienced higher aluminum and labor costs in fiscal 1997, but other material, plating and packaging costs were stable.

The Registrant's Shareholders are aware of the Company's dependence upon sales to the two largest U.S. automobile manufacturers, a condition that has existed for at least fifty years. The impact of new parts programs were again a major factor in fiscal 1997.

Shipments to the refrigeration compressor and small engine markets continue to increase. These markets have been growing at a faster rate than the Registrant's automotive business in recent years. Sales to customers outside North America are increasing, but still are not material.

As mentioned in its 1996 annual report, the Registrant began production shipments to a Tier I supplier to a transplant automobile manufacturer in 1997. Shipments to Tier I automotive suppliers increased. The Registrant expects that shipments to Tier I suppliers will grow steadily in the next few years. Also, the Registrant believes that outsourcing by certain of its major customers will continue to be a positive factor, although new outsourcing programs were not important in fiscal 1997. No significant consolidations occurred in the fastener industry in fiscal 1997, and the Registrant did not experience any additional competitive pressure from transplant fastener suppliers.

As a percentage of net sales, selling, general and administrative expenses increased to 5.8% in fiscal 1997. In fiscal 1996 and fiscal 1995 these expenses were 4.9% and 5.4% of net sales, respectively.

Interest expense decreased in fiscal 1997 by 51% from fiscal 1996 levels. Average borrowings under the Registrant's bank credit agreement were down in fiscal 1997 and there were no bank borrowings outstanding at June 30, 1997. Interest expense in fiscal 1996 increased by 52.0% from fiscal 1995 levels because average interest rates and average bank borrowings were up.

The Registrant has been designated by the federal Environmental Protection Agency ("EPA") as a Potentially Responsible Party ("PRP") with respect to three related dump sites. The sites are related in that the PRPs engaged a single transporter who illegally disposed of toxic and hazardous waste materials there in the late 1960s. The sites are located in Oakland County, Michigan, and are referred to as the Springfield Township, the Rose Township and Cemetery Dump Sites. While the Registrant denies it has engaged in disposing of any materials at any of the sites, the Registrant together with eleven other PRPs has actively participated in negotiations directed toward settlement of the EPA's claims. The Rose Township Site was the first site selected by the EPA for remediation. The participating PRPs were successful in negotiating a Consent Decree which was approved by the United States District Court for the Eastern District of Michigan under which the Company has agreed to participate in the cost of the clean up. These costs are not expected to have a material effect on the Registrant's financial statements. The State of Michigan appealed the Consent Decree to the United States Court of Appeals for the Sixth Circuit which affirmed entry of the Decree.

The same PRPs have actively been engaged in negotiations with the EPA and the Michigan Department of Natural Resources in an effort to agree upon mutually acceptable remediation parameters for the Springfield Township site. While agreement has not yet been reached upon an overall remediation method, remediation is occurring on an interim basis. Remediation costs for which the Registrant may become liable are not expected to have a material effect on the Registrant's financial statements. With respect to the Cemetery site, the EPA has performed a site cleanup but has not asserted claims against any of the identified PRPs which suggests that the evidence of involvement by such parties is weak. The Registrant received a notice letter from a representative of the Barrels, Inc. site PRP Group located in Lansing, Michigan indicating that "empty" drums from the Registrant were shipped to the site. The waste allegedly shipped by the Registrant is 3520 gallons which is equal to approximately 0.02 percent of the total waste at the site. Since the total site costs for all parties are not expected to exceed $10 million, the Registrant's share of the costs are not expected to be material. No investigation has been undertaken to the Registrant's knowledge which would identify any costs to be incurred by the Registrant which might have a material effect on the Registrant's financial statements.

Dividends

Cash dividends declared in fiscal year 1997 were $1.20 per share, $.10 more than that declared in fiscal 1996 and $.40 more than that declared in fiscal 1995. The Board of Directors in August, 1997, declared a $.10 per share quarterly dividend, and an extra dividend of $1.60 per share.

Liquidity and Capital Resources

On October 23, 1996, the Registrant extended its Revolving Credit and Term Loan Agreement by one year. The expiration date is October 31, 1999, and is renewable annually for an additional year. Borrowings up to $25 million and capital expenditures of $10 million annually are permitted. The Registrant has the option to convert borrowings under the facility to a term note through October 31, 1999. Payments under the term note, if the conversion option were exercised, would be made quarterly and could extend to October 31, 2001. Therefore, borrowings under the Revolving Credit and Term Loan Agreement, which were zero at June 30, 1997, and $6,960,000 at June 30, 1996, are classified as long-term debt.

Working capital at June 30, 1997 amounted to $9,436,000 as compared to working capital of $13,613,000 at June 30, 1996. The decrease resulted primarily from an increase in accounts payable and employee benefit accruals.

The balance sheet at June 30, 1997 includes a long-term liability of $1,526,114 representing the unfunded accumulated benefit obligations of certain employee pension plans. The excess of this liability over the unrecognized prior service cost at the date of transition is included as a reduction of stockholders' equity. The funding policies of these plans, which are based on actuarial calculations, continue to comply with applicable laws and regulations.

As discussed in Note 6 to the financial statements, effective July 1, 1993, the Registrant adopted FASB Statement No. 106. As permitted by the Statement, the Registrant is amortizing the present value of future health care and life insurance benefits related to employees past service ($17,967,000 at July 1, 1993) over a period of 20 years. The implementation of this accounting pronouncement has no impact on the Registrant's cash flows.

Cash flows from operating activities approximated $15.9 million in fiscal 1997. This compares to $7.9 million in 1996 and $4.4 million in 1995.

Capital expenditures for fiscal 1997 were $6.9 million, primarily related to the purchase of equipment and expansion of facilities in order to improve production efficiencies and enable the Registrant to meet increased future demand for its products. Capital expenditures in fiscal years 1996 and 1995 were $5.7 million and $7.4 million, respectively. Expenditures for additional equipment during fiscal 1998 are presently expected to approximate $6.0 million, of which $3.8 million had been committed as of June 30, 1997. These future capital expenditures are expected to be financed from cash generated from operations and additional borrowing capacity under the bank credit agreement.

Net cash used in financing activities was $8.7 million in fiscal 1997, compared with $1.9 million used in fiscal 1996. In fiscal 1995 $1.8 million was provided by financing activities. Fluctuations in these activities have been influenced principally by borrowings and repayments under the Registrant's Revolving Credit and Term Loan Agreement.

Impact of Inflation and Changing Prices

The Registrant passes increased costs on to customers, to the extent permitted by competition, by increasing sales prices whenever possible. In fiscal 1997, 1996 and 1995 the Registrant was generally unable to pass on cost increases incurred due to competitive pressures. Sales price increases in each of these years were insignificant.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Inapplicable.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Statements of Operations
Federal Screw Works

                                                    Year Ended June 30
                                        ------------------------------------------
                                             1997           1996           1995
                                             ----           ----           ----
Net sales                               $102,682,635   $ 92,794,306   $ 90,502,562

Costs and expenses:
  Cost of products sold                   85,595,893     80,792,936     78,639,970
  Selling, general and administrative      5.907,223      4,593,135      4,915,987
  Interest                                   411,906        847,736        559,092
                                        ------------   ------------   ------------
                                          91,915,022     86,233,807     84,115,049
                                        ------------   ------------   ------------
EARNINGS BEFORE FEDERAL INCOME TAXES      10,767,613      6,560,499      6,387,513
Federal income taxes--Note 4:
  Current                                  3,393,000      1,845,000      1,846,000
  Deferred (credit)                          200,000        324,000        301,000
                                        ------------   ------------   ------------
                                           3,593,000      2,169,000      2,147,000
                                        ------------   ------------   ------------
NET EARNINGS                            $  7,174,613   $  4,391,499   $  4,240,513
                                        ============   ============   ============
Average number of shares outstanding       1,086,646      1,086,662      1,086,954
                                        ============   ============   ============
Net earnings per share                  $       6.60   $       4.04   $       3.90
                                        ============   ============   ============

See accompanying notes.


Statements of
Cash Flows
Federal Screw Works

                                                                         Year Ended June 30
                                                              -------------------------------------------
                                                                  1997           1996            1995
                                                              -----------     -----------     -----------
OPERATING ACTIVITIES
 Net earnings                                                 $ 7,174,613     $ 4,391,499     $ 4,240,513
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization                                 3,899,199       3,553,461       3,134,940
  Increase in cash value of life insurance                       (176,040)       (158,519)       (108,338)
  Change in deferred income taxes                                 200,000         324,000         301,000
  Employee benefits                                             1,407,050       1,375,456       1,771,238
  Amortization of restricted stock                                 24,717          47,132          76,904
  Other                                                        (1,316,435)       (873,493)     (1,163,807)
  Changes in operating assets and liabilities:
   Accounts receivable                                         (1,011,172)       (643,734)       (918,340)
   Inventories and prepaid expenses                             1,197,275         924,940      (4,436,530)
   Accounts payable and accrued expenses                        4,541,338      (1,013,883)      1,456,849
                                                              -----------     -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      15,930,545       7,926,859       4,354,429
INVESTING ACTIVITIES
 Purchases of property, plant and equipment                    (6,871,700)     (5,682,326)     (7,443,353)
 Proceeds from sale of property,
  plant and equipment                                               5,182          77,437         313,304
                                                              -----------     -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                          (6,866,518)     (5,604,889)     (7,130,049)
FINANCING ACTIVITIES
 Additional borrowings (principal repayments)
  under bank credit agreement                                  (6,960,000)       (340,000)      3,080,000
 Principal payments on lease-purchase obligation                 (400,000)       (400,000)       (400,000)
 Purchases of common stock                                         (6,000)                        (13,300)
 Dividends paid                                                (1,303,994)     (1,195,328)       (869,680)
                                                              -----------     -----------     -----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                         (8,669,994)     (1,935,328)      1,797,020
                                                              -----------     -----------     -----------
INCREASE (DECREASE) IN CASH                                       394,033         386,642        (978,600)
Cash at beginning of year                                         781,544         394,902       1,373,502
                                                              -----------     -----------     -----------
CASH AT END OF YEAR                                           $ 1,175,577     $   781,544     $   394,902
                                                              ===========     ===========     ===========

See accompanying notes.

Balance Sheets
Federal Screw Works
                                                            June 30
                                                    ------------------------
                                                        1996      1995
                                                        ----      ----
                                 Assets
Current Assets
 Cash                                               $ 1,175,557  $   781,544
 Accounts receivable                                 11,892,874   10,881,702
 Inventories -- Note 1:
  Finished products                                   3,871,909    4,731,203
  In-process products                                 5,017,646    5,387,252
  Raw materials and supplies                          2,350,300    2,122,131
                                                    -----------  -----------
 Total Inventories                                   11,239,855   12,240,586
 Prepaid expenses and other current accounts            276,227      472,771
 Deferred income taxes -- Note 4                        909,000      752,000
                                                    -----------  -----------
TOTAL CURRENT ASSETS                                 25,493,533   25,128,603
Other Assets
 Intangible pension asset -- Note 5                   2,549,667    2,548,403
 Cash value of life insurance                         5,064,927    4,888,887
 Miscellaneous                                        1,407,383    1,129,429
                                                    -----------  -----------
                                                      9,021,977    8,566,719
Property, Plant and Equipment-- Notes 2 and 3
 Land                                                   334,850      337,934
 Buildings and improvements                           9,080,584    8,781,232
 Machinery and equipment                             69,932,906   64,300,532
                                                    -----------  -----------
                                                     79,348,340   73,419,698
 Less accumulated depreciation                       45,706,315   42,754,992
                                                    -----------  -----------
                                                     33,642,025   30,664,706
                                                    -----------  -----------
                                                    $68,157,535  $64,360,028
                                                    ===========  ===========


                                                                     June 30
                                                           ---------------------------
                                                              1997            1996
                                                              ----            ----
                    Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable                                          $ 5,393,944     $ 2,976,916
 Payroll and employee benefits                               7,072,584       5,262,521
 Dividend payable                                              108,651         108,666
 Federal income taxes                                          848,739         414,739
 Taxes, other than income taxes                              1,429,692       1,317,832
 Accrued pension contributions                                 428,719         664,308
 Other accrued liabilities                                     375,090         371,114
 Current maturities of long-term debt                          400,000         400,000
                                                           -----------     -----------
TOTAL CURRENT LIABILITIES                                   16,057,419      11,516,096
Long-Term Liabilities
 Long-term debt -- Note 2                                      600,000       7,960,000
 Unfunded pension obligation -- Note 5                       1,526,114       2,977,374
 Deferred income taxes -- Note 4                             1,564,000       1,122,000
 Employee benefits                                           1,104,582       1,193,524
 Postretirement benefits -- Note 6                           6,746,488       5,250,496
 Other liabilities                                             478,654         439,754
                                                           -----------     -----------
                                                            12,019,838      18,943,148
Stockholders' Equity -- Notes 2 and 8
 Common stock, $1 par value, authorized 2,000,000 shares,
  1,086,662 shares outstanding (1,086,662 in 1996)           1,086,512       1,086,662
 Additional capital                                          3,066,476       2,917,759
 Retained earnings                                          37,425,598      31,560,814
 Unfunded pension costs                                     (1,498,308)     (1,664,451)
                                                           -----------     -----------
                                                            40,080,278      33,900,784
                                                           -----------     -----------
                                                           $68,157,535     $64,360,028
                                                           ===========     ===========

See accompanying notes.


Statements of
Stockholders' Equity
Federal Screw Works

Years ended June 30, 1997, 1996 and 1995
----------------------------------------
                                                                                Unfunded
                                 Common        Additional       Retained        Pension
                                 Stock           Capital        Earnings          Costs           Total
                               -----------     -----------     -----------     -----------     -----------
BALANCES AT JULY 1, 1994       $ 1,087,612      $2,579,475     $25,006,409     $(1,209,137)   $ 27,646,359
Net earnings for the year                                        4,240,513                       4,240,513
Purchase of 700 shares                (700)                        (12,600)                        (13,300)
Transactions under restricted
 stock bonus plans-- net              (250)        193,153                                         192,903
Unrecognized pension costs,
 net of taxes                                                                      (57,664)        (57,664)
Cash dividends declared--
 $.80 per share                                                   (869,679)                       (869,679)
                                ----------      ----------     -----------     -----------     -----------
BALANCES AT JUNE 30, 1995        1,086,662       2,772,628      28,364,643      (1,266,801)     30,957,132
Net earnings for the year                                        4,391,499                       4,391,499
Transactions under restricted
 stock bonus plans-- net                           145,131                                         145,131
Unrecognized pension costs,
 net of taxes                                                                     (397,650)       (397,650)
Cash dividends declared--
 $1.10 per share                                                (1,195,328)                     (1,195,328)
                                ----------      ----------     -----------     -----------     -----------
BALANCES AT JUNE 30, 1996        1,086,662       2,917,759      31,560,814      (1,664,451)     33,900,784
Net earnings for the year                                        7,174,613                       7,174,613
Purchase of 150 shares                (150)                         (5,850)                         (6,000)
Transactions under restricted
 stock bonus plans-- net                           148,717                                         148,717
Unrecognized pension costs,
 net of taxes                                                                      166,143         166,143
Cash dividends declared--
 $1.20 per share                                                (1,303,979)                     (1,303,979)
                                ----------      ----------     -----------     -----------     -----------
BALANCES AT JUNE 30, 1997       $1,086,512      $3,066,476     $37,425,598     $(1,498,308)    $40,080,278
                                ==========      ==========     ===========     ===========     ===========


(  ) Denotes deduction.
See accompanying notes.

Notes to
Financial Statements
Federal Screw Works



Note 1 -- Significant Accounting Policies

Inventories: Inventories are stated at the lower of cost or market. Cost determined by the last-in, first-out (LIFO) method was used for certain raw material inventories, $1,683,000 and $1,530,000 at June 30, 1997 and 1996,
respectively. The remaining inventories are costed using the first-in, first-out (FIFO) method. If inventories had been valued at current cost, amounts reported at June 30 would have been increased by $675,000 in 1997 and 1996.

Property, Plant and Equipment: Property, plant and equipment is stated at cost, which includes the cost of interest which is capitalized during construction of significant additions. Provisions for depreciation are based upon the estimated useful lives of the respective assets and are computed by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

Income Taxes: Income taxes have been provided using the liability method.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Notes to
Financial Statements
Continued
Federal Screw Works


Note 2 -- Debt

Long-term debt at June 30 consists of the following:

                                                   1997             1996
                                                ----------      ----------
Revolving credit note payable to bank           $       --      $6,960,000
Lease-purchase obligation (see Note 3),
  payable $200,000 semiannually, plus
  interest at 7-3/4%                             1,000,000       1,400,000
                                                ----------      ----------
                                                 1,000,000       8,360,000
Less current maturities                            400,000         400,000
                                                ----------      ----------
                                                $  600,000      $7,960,000
                                                ==========      ==========

The Company has a $25,000,000 revolving credit and term loan agreement with a bank. The Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 1999, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly commencing three months following conversion until maturity of the term note on October 31, 2001. Interest (8.5% at June 30, 1997) on outstanding borrowings is determined based on the prime rate, or at the Company's option, an alternative variable market rate. The Company also pays a commitment fee of 3/8% on the unused portion of the revolving credit. The aggregate fair value of the Company's revolving credit note payable and lease-purchase obligation approximates its recorded amounts at June 30, 1997.

The Company is in compliance with covenants of the revolving credit and term loan agreement and the lease-purchase obligation including restrictions on payment of cash dividends. Retained earnings of $9,740,000 are free of restriction at June 30, 1997.

Interest paid by the Company during fiscal 1997, fiscal 1996 and fiscal 1995 aggregated $503,000, $945,000, and $735,000, respectively.

Notes To
Financial Statements
Continued
Federal Screw Works



Note 3 -- Leases and Other Commitments

The Company acquired one of its manufacturing facilities under a lease-purchase agreement with a municipality, and $1,000,000 of remaining outstanding Industrial Revenue Bond financing is guaranteed by the Company at June 30, 1997.

At June 30, 1997, the aggregate minimm rental commitments for the Industrial Revenue Bond lease-purchase obligation and various noncancelable operating leases with initial terms of one year or more are as follows:

                                                 Lease-
                                                Purchase         Operating
Year ending June 30                            Obligation          Leases
-------------------                            ----------        ---------
1998                                           $  469,750      $  503,000
1999                                              438,750         393,000
2000                                              207,750         271,000
2001                                                               99,000
2002                                                                7,000
                                               ----------      ----------
Total minimum lease payments                   $1,116,250      $1,273,000
                                                               ==========
Amounts representing interest                     116,250
                                               ----------
Present value of net minimum lease payments    $1,000,000
                                               ==========

Total rent expense (exclusive of the lease-purchase obligation) was $911,000 in fiscal 1997, $866,000 in fiscal 1996, and $731,000 in fiscal 1995.

Costs to complete the expansion of plant facilities and the purchase of machinery and equipment approximated $3,825,000 at June 30, 1997.

Notes To
Financial Statements
Continued
Federal Screw Works



Note 4 -- Federal Income Taxes

A reconciliation of the federal income tax provision to the amount computed by applying the applicable statutory federal income tax rate (34%) to earnings before federal income taxes follows:

                                         1997         1996          1995
                                      ---------    ---------     ----------
Computed amount                       $3,661,000   $2,231,000    $2,172,000
Life insurance policies                  (94,000)     (90,000)      (67,000)
Other                                     28,000       28,000        42,000
                                      ----------   ----------    ----------
Total federal income tax provision    $3,593,000   $2,169,000    $2,147,000
                                      ==========   ==========    ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1997 and 1996 are as follows:

                                                    1997            1996
                                                 ----------      ----------
Deferred tax liabilities:
 Accelerated tax depreciation                    $3,825,000      $3,390,000
                                                 ----------      ----------
  Total deferred tax liabilities                  3,825,000       3,390,000
                                                 ----------      ----------
Deferred tax assets:
 Employee benefits                                2,942,000       2,813,000
 Inventory                                          121,000         175,000
 Other                                              107,000          32,000
                                                 ----------      ----------
   Total deferred tax assets                      3,170,000       3,020,000
                                                 ----------      ----------
   Net deferred tax liabilities                  $  655,000      $  370,000
                                                 ==========      ==========

Income taxes paid by the Company during fiscal 1997, fiscal 1996, and fiscal 1995 totalled $2,390,000, $1,685,000, and $2,065,000, respectively.

Notes To
Financial Statements
Continued
Federal Screw Works

Note 5 -- Employee Benefits

The Company sponsors four defined benefit pension plans covering substantially all employees. Benefits under three of the plans are based on negotiated rates times years of service. Under the remaining plan, benefits are based on compensation during the years immediately preceding retirement and years of service. It is the Company's policy to make contributions to these plans sufficient to meet minimum funding requirements of the applicable laws and regulations, plus such additional amounts, if any, as the Company's actuarial consultants advise to be appropriate. Plan assets for these plans consist principally of fixed income instruments, equity securities and participation in insurance company contracts.

A summary of the components of net pension expense for these plans is as follows:

                                     1997          1996           1995
                                     ----          ----           ----
Service cost                    $   478,000    $   408,000    $   465,000
Interest cost                     1,375,000      1,328,000      1,356,000
Actual return on plan assets     (1,780,000)    (2,415,000)      (793,000)
Net amortization and deferral       706,000      1,494,000        (14,000)
                                -----------    -----------    -----------
                                $   779,000    $   815,000    $ 1,014,000
                                ===========    ===========    ===========

In accounting for pension plans, the Company used a discount rate of 7.75% in 1997 and 1996 and 8% in 1995, a 5% rate of increase in compensation, and an 8% expected rate of return on assets. The following table sets forth the plans' funded status at the March 31, 1997 and 1996 measurement dates:

Notes To
Financial Statements
Continued
Federal Screw Works


                                           Plans for Which                 Plans for Which
                                            Assets Exceed                Accumulated Benefits
                                         Accumulated Benefits               Exceed Assets
                                         --------------------            --------------------
                                          1997            1996            1997            1996
                                          ----            ----            ----            ----
Actuarial present value of
 vested benefit obligations           $  5,127,000    $  4,642,000    $ 12,815,000    $ 12,271,000
                                      ============    ============    ============    ============
Acturial present value of
 accumulated benefit obligations      $  5,179,000    $  4,712,000    $ 13,171,000    $ 12,612,000
                                      ============    ============    ============    ============
Plan assets at fair value             $  8,791,000   $   8,010,000    $ 10,543,000    $  8,844,000
Projected benefit obligations            6,326,000       5,808,000      13,171,000      12,612,000
                                      ------------    ------------    ------------    ------------
Excess (deficiency) of assets
 over projected benefit obligations      2,465,000       2,202,000      (2,628,000)     (3,768,000)
Unrecognized net (gain)/loss              (330,000)        (12,000)      2,270,000       2,521,000
Unrecognized prior service cost           (102,000)       (132,000)      1,056,000         758,000
Unrecognized net (asset)
 liability at transition                  (849,000)     (1,021,000)      2,269,000       2,120,000
Additional liability
 recognized under the
 minimum liability provisions                                           (4,922,000)     (5,273,000)
                                      ------------    ------------    ------------    ------------
Net pension asset (liability)         $  1,184,000    $ 1,037,000    $  (1,955,000)   $ (3,642,000)
                                      ============    ============    ============    ============

Certain plan amendments had the effect of increasing the projected benefit obligation for the under-funded plans by approximately $361,000 in 1997. In 1996, the change in the discount rate, coupled with changes in other actuarial assumptions and certain plan amendments, had the effect of increasing the projected benefit obligations for the under-funded plans by approximately $1,3000,000.


In 1995, the Company established a retirement plan for directors who are not employees of the Company. The net periodic pension expense for the plan was $39,000 and $150,000 in 1997 and 1996, respectively. The actuarial present value of vested benefit obligations approximated $514,000 at June 30, 1997 and $560,000 at June 30, 1996. The plan is currently unfunded.

Notes To
Financial Statements
Continued
Federal Screw Works

Note 6 -- Other Postretirement Benefits

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all of the Company's employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The benefits are provided through certain insurance companies.

The following table presents the plan's funded status reconciled with amounts recognized in the Company's financial statements:

                                                              June 30
                                                   -----------------------------
                                                        1997           1996
                                                        ----           ----
Accumulated postretirement benefit obligation:
 Retirees                                          $ (9,703,000)   $ (8,975,000)
 Fully eligible active plan participants             (2,234,000)     (2,821,000)
 Other active plan participants                      (5,686,000)     (5,232,000)
                                                   ------------    ------------
                                                    (17,623,000)    (17,028,000)
Unrecognized net (gain) or loss                      (3,497,000)     (3,494,000)
Unrecognized transition obligation                   14,374,000      15,272,000
                                                   ------------    ------------
Accrued postretirement benefit cost                $ (6,746,000)   $ (5,250,000)
                                                   ============    ============

                                               1997           1996          1995
                                               ----           ----          ----
Net periodic postretirement benefit cost
 includes the following components:
  Service cost                             $   330,000    $   344,000   $   432,000
  Interest cost                              1,362,000      1,315,000     1,420,000
  Amortization of transition obligation
   over 20 years                               898,000        898,000       898,000
  Amortization of unrecognized gain           (119,000)      (123,000)
                                           -----------    -----------   -----------
Net periodic postretirement benefit cost   $ 2,471,000    $ 2,434,000   $ 2,750,000
                                           ===========    ===========   ===========

During 1996, the Company made adjustments to the healh care cost trend rate and the early retirement rates for employees to more accurately reflect actual experience. These adjustments resulted in a net reduction in the accumulated projected benefit obligation of approximately $1,388,000 and a net reduction in the net periodic postretirement benefit cost of $258,000.

The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 8.5% for fiscal
1998 and 9% for fiscal year 1997 and is assumed to decrease gradually to 5.5 % for 2004 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 1997 and 1996, by $1,829,000 and $2,104,000, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended June 30, 1997, by $215,000.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8% at June 30, 1997 and 1996, respectively.

Notes To
Financial Statements
Continued
Federal Screw Works

Note 7 -- Industry Information

Federal Screw Works is a domestic manufacturer of industrial component parts, consisting of locknuts, bolts, piston pins, studs, bushings, shafts and other machined, cold formed, hardened and/or ground metal parts, all of which constitute a single business segment.

The Company's products are manufactured at several plants and are fabricated from metal rod and bar, which are generally available at competitive prices from multiple sources. Production is in high-volume job lots to the specification of original equipment manufacturers and sold to them for incorporation into their assemblies. The majority of these sales are to manufacturers of automobiles and trucks, with the balance being mainly to manufacturers of nonautomotive durable goods.

Approximately 87% of the Company's net sales in fiscal 1997 (88% and 89% in fiscal 1996 and fiscal 1995, respectively) were made either directly or indirectly to automotive companies. The Company generally does not require collateral from its customers.

Customers comprising 10% or greater of the Company's net sales are summarized as follows:

                            1997    1996   1995
                            ----    ----   ----
Ford Motor Company            47%    48%    46%
General Motors Corporation    20%    22%    22%
All Others                    33%    30%    32%
                             ---    ---    ---
                             100%   100%   100%
                             ===    ===    ===

Sales to customers outside the United States are not significant.


Note 8 -- Restricted Stock Bonus Plan

The Company maintains a restricted stock bonus plan for certain key employees. Shares issued under the plan are subject to certain restrictions which lapse generally over a period of six to ten years from date of grant. The market value of shares issued, considered to be compensation, is being charged to operations over the periods during which the restrictions lapse and the unamortized compensation related to the outstanding restricted shares ($177 and $24,717 as of June 30, 1997 and 1996, respectively) has been deducted from additional capital.

Note 9 -- Litigation

The Company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that their outcome will not have a significant effect on the Company's financial statements.

Note 10   Inpact of New Accounting Standards

During 1997, the Financial Accounting Standards Board issued several new accounting standards: "Statements of Financial Accounting Standards No. 128, Earnings Per Share, No. 129, Disclosure of Information About Capital Structure, No. 130, Reporting Comprehensive Income, and No. 131, Disclosures About Segments of an Enterprise and Related Information." The adoption of these standards will not have a material effect on the Company's financial statements.

Report of
Ernst & Young
Independent Auditors

Board of Directors
Federal Screw Works

We have audited the accompanying balance sheets of Federal Screw Works as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Screw Works at June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                  /s/ Ernst & Young LLP

Detroit, Michigan
August 8, 1997

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.

Inapplicable.


                                   PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors.

        The information set forth on pages 1 through 3 in the Registrant's Proxy Statement dated September 26, 1997 is incorporated herein by reference.

Identification of Executive Officers.

        The following information supplements the information provided on pages 1 through 3 in the Registrant's Proxy Statement dated September 26, 1997 which is incorporated herein by reference.

        NAME                        POSITION                               AGE
        ----                        --------                               ---
John M. O'Brien         Vice President-Sales and Marketing                  47
                        since 1986; Vice President-General
                        Sales Manager, 1984 to 1986; General
                        Sales Manager, 1982 to 1984; Sabbatical
                        at Stanford University Business School,
                        1981 to 1982; Sales Representative,
                        1975 to 1981.

Jeffrey M. Harness      Vice President and General Manager-                 41
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

Identification of Certain Significant Employees.

        Inapplicable.

Family Relationships.

        The information set forth in footnotes (1), (3) and (4) under the caption "Security Ownership of Management" in the Registrant's Proxy Statement dated September 26, 1997 is incorporated herein by reference.

Business Experience.

        (1)    Background.

               Included in response to paragraphs (a) and (b) of this Item
               10.

        (2)    Directorships.

               None.

Involvement in Certain Legal Proceedings.

        None.

Promoters and Control Persons.

        Inapplicable.

Compliance With Section 16(a) of the Exchange Act.

        The information set forth under the caption "Compliance With Section 16(a) of the Exchange Act" in the Registrant's Proxy Statement dated September 26, 1997 is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information set forth on pages 4 through 9 and 12 through 13 in the Registrant's Proxy Statement dated September 26, 1997 is incorporated herein by reference.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT

The information set forth on pages 10 through 12 in the Registrant's Proxy Statement dated September 26, 1997 is incorporated herein by reference.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS

The information set forth on pages 5 and 12 in the Registrant's Proxy Statement dated September 26, 1997 is incorporated herein by reference.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,
          AND REPORTS ON FORM 8-K.

(a)     (1) and (2)

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                       ADDITIONS
                                          ----------------------------------

Description                  Balance at          (1)               (2)           Deductions -   Balance at
                             Beginning    Charged to Costs Charged to Other      Describe       End of Period
                             of Period    and Expenses     Accounts-Describe
Valuation allowance for
accounts receivable:

Year ended June 30, 1997     $ 25,000      $ 25,000                                 -             $  50,000
Year ended June 30, 1996       25,000            -                                  -                25,000
Year ended June 30, 1995       25,000            -                                  -                25,000

Valuation allowance for
inventories:

Year ended June 30, 1997     $284,000      $ 78,586                           $ 245,586(A)        $ 217,000
Year ended June 30, 1996      275,000       210,092                             201,092(A)          284,000
Year ended June 30, 1995      160,000       188,885                              73,885(A)          275,000


(A) Unsalable inventories charged off; corresponding reduction of allowance.

        (3) Exhibits. The following exhibits designated with a "+" symbol represent the Registrant's management contracts or compensation plans or arrangements for directors and executive officers.

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

  10.1+        Supplemental retirement agreement between the Registrant and
               W. T. ZurSchmiede, Jr., present Chairman of the Registrant, dated April 1, 1986 was filed as an exhibit to Registrant's 1993 Form 10-K and is incorporated by reference.

  10.2+ Supplemental retirement agreement between the Registrant and Hugh G. Harness, a director and past President of the Registrant, dated December 21, 1978 and amended pursuant to an Amendment to Agreement dated October 23, 1986, together with an Agreement providing for the retirement and consultation of and by Mr. Harness and the Registrant dated January 7, 1994, attached to which as Exhibits B and C were agreements further amending the supplemental retirement agreement, were filed as an exhibit to Registrant's 1994 Form 10-K, and are incorporated herein by reference.

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

   27.*        Financial Data Schedule.

   99. Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

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

                              FEDERAL SCREW WORKS
                                 (Registrant)


                        By: /S/ W. T. ZURSCHMIEDE, JR.
                           ---------------------------
                            W. T. ZurSchmiede, Jr.
                            Chairman and Chief Executive
                            Officer, Chief Financial Officer,
                            Secretary and Treasurer

Date:  September 26, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ THOMAS W. BUTLER, JR.                 September 26, 1997
------------------------
Thomas W. Butler, Jr.
Director

/S/ HUGH G. HARNESS                       September 26, 1997
-------------------
Hugh G. Harness
Director


/S/ F. D. TENNENT                         September 26, 1997
-----------------
F. D. Tennent
Director


/S/ W. T. ZURSCHMIEDE, JR.                September 26, 1997
-------------------------
W. T. ZurSchmiede, Jr.
Director


/S/ ROBERT F. ZURSCHMIEDE                 September 26, 1997
---------------------
Robert F. ZurSchmiede
Director


/S/ THOMAS ZURSCHMIEDE                     September 26, 1997
----------------------
Thomas ZurSchmiede
Director

INDEX TO EXHIBITS

Exhibit
Number         Exhibit

  27           Financial Data Schedule