Form 10-K405/A
period 1997-06-30
FEDERAL SCREW WORKS
filed 1997-10-02
CIK 34908

FORM 10-K405/A


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
                                        ============   ============   ============

See accompanying notes.


Statements of
Cash Flows
Federal Screw Works

                                                                         Year Ended June 30
                                                              -------------------------------------------
                                                                  1997           1996            1995
                                                              -----------     -----------     -----------
OPERATING ACTIVITIES
 Net earnings                                                 $ 7,174,613     $ 4,391,499     $ 4,240,513
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization                                 3,889,199       3,553,461       3,134,940
  Increase in cash value of life insurance                       (176,040)       (158,519)       (108,338)
  Change in deferred income taxes                                 200,000         324,000         301,000
  Employee benefits                                             1,407,050       1,375,456       1,771,238
  Amortization of restricted stock                                 24,717          47,132          76,904
  Other                                                        (1,316,435)       (873,493)     (1,163,807)
  Changes in operating assets and liabilities:
   Accounts receivable                                         (1,011,172)       (643,734)       (918,340)
   Inventories and prepaid expenses                             1,197,275         924,940      (4,436,530)
   Accounts payable and accrued expenses                        4,541,338      (1,013,883)      1,456,849
                                                              -----------     -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      15,930,545       7,926,859       4,354,429
INVESTING ACTIVITIES
 Purchases of property, plant and equipment                    (6,871,700)     (5,682,326)     (7,443,353)
 Proceeds from sale of property,
  plant and equipment                                               5,182          77,437         313,304
                                                              -----------     -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                          (6,866,518)     (5,604,889)     (7,130,049)
FINANCING ACTIVITIES
 Additional borrowings (principal repayments)
  under bank credit agreement                                  (6,960,000)       (340,000)      3,080,000
 Principal payments on lease-purchase obligation                 (400,000)       (400,000)       (400,000)
 Purchases of common stock                                         (6,000)                        (13,300)
 Dividends paid                                                (1,303,994)     (1,195,328)       (869,680)
                                                              -----------     -----------     -----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                         (8,669,994)     (1,935,328)      1,797,020
                                                              -----------     -----------     -----------
INCREASE (DECREASE) IN CASH                                       394,033         386,642        (978,600)
Cash at beginning of year                                         781,544         394,902       1,373,502
                                                              -----------     -----------     -----------
CASH AT END OF YEAR                                           $ 1,175,577     $   781,544     $   394,902
                                                              ===========     ===========     ===========

See accompanying notes.

Balance Sheets
Federal Screw Works
                                                            June 30
                                                    ------------------------
                                                        1997      1996
                                                        ----      ----
                                 Assets
Current Assets
 Cash                                               $ 1,175,577  $   781,544
 Accounts receivable                                 11,892,874   10,881,702
 Inventories -- Note 1:
  Finished products                                   3,871,909    4,731,203
  In-process products                                 5,017,646    5,387,252
  Raw materials and supplies                          2,350,300    2,122,131
                                                    -----------  -----------
 Total Inventories                                   11,239,855   12,240,586
 Prepaid expenses and other current accounts            276,227      472,771
 Deferred income taxes -- Note 4                        909,000      752,000
                                                    -----------  -----------
TOTAL CURRENT ASSETS                                 25,493,533   25,128,603
Other Assets
 Intangible pension asset -- Note 5                   2,549,667    2,548,403
 Cash value of life insurance                         5,064,927    4,888,887
 Miscellaneous                                        1,407,383    1,129,429
                                                    -----------  -----------
                                                      9,021,977    8,566,719
Property, Plant and Equipment-- Notes 2 and 3
 Land                                                   334,850      337,934
 Buildings and improvements                           9,080,584    8,781,232
 Machinery and equipment                             69,932,906   64,300,532
                                                    -----------  -----------
                                                     79,348,340   73,419,698
 Less accumulated depreciation                       45,706,315   42,754,992
                                                    -----------  -----------
                                                     33,642,025   30,664,706
                                                    -----------  -----------
                                                    $68,157,535  $64,360,028
                                                    ===========  ===========


                                                                     June 30
                                                           ---------------------------
                                                              1997            1996
                                                              ----            ----
                    Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable                                          $ 5,393,944     $ 2,976,916
 Payroll and employee benefits                               7,072,584       5,262,521
 Dividend payable                                              108,651         108,666
 Federal income taxes                                          848,739         414,739
 Taxes, other than income taxes                              1,429,692       1,317,832
 Accrued pension contributions                                 428,719         664,308
 Other accrued liabilities                                     375,090         371,114
 Current maturities of long-term debt                          400,000         400,000
                                                           -----------     -----------
TOTAL CURRENT LIABILITIES                                   16,057,419      11,516,096
Long-Term Liabilities
 Long-term debt -- Note 2                                      600,000       7,960,000
 Unfunded pension obligation -- Note 5                       1,526,114       2,977,374
 Deferred income taxes -- Note 4                             1,564,000       1,122,000
 Employee benefits                                           1,104,582       1,193,524
 Postretirement benefits -- Note 6                           6,746,488       5,250,496
 Other liabilities                                             478,654         439,754
                                                           -----------     -----------
                                                            12,019,838      18,943,148
Stockholders' Equity -- Notes 2 and 8
 Common stock, $1 par value, authorized 2,000,000 shares,
  1,086,662 shares outstanding (1,086,662 in 1996)           1,086,512       1,086,662
 Additional capital                                          3,066,476       2,917,759
 Retained earnings                                          37,425,598      31,560,814
 Unfunded pension costs                                     (1,498,308)     (1,664,451)
                                                           -----------     -----------
                                                            40,080,278      33,900,784
                                                           -----------     -----------
                                                           $68,157,535     $64,360,028
                                                           ===========     ===========

See accompanying notes.


Statements of
Stockholders' Equity
Federal Screw Works

Years ended June 30, 1997, 1996 and 1995
----------------------------------------
                                                                                Unfunded
                                 Common        Additional       Retained        Pension
                                 Stock           Capital        Earnings          Costs           Total
                               -----------     -----------     -----------     -----------     -----------
BALANCES AT JULY 1, 1994       $ 1,087,612      $2,579,475     $25,006,409     $(1,209,137)   $ 27,464,359
Net earnings for the year                                        4,240,513                       4,240,513
Purchase of 700 shares                (700)                        (12,600)                        (13,300)
Transactions under restricted
 stock bonus plans-- net              (250)        193,153                                         192,903
Unrecognized pension costs,
 net of taxes                                                                      (57,664)        (57,664)
Cash dividends declared--
 $.80 per share                                                   (869,679)                       (869,679)
                                ----------      ----------     -----------     -----------     -----------
BALANCES AT JUNE 30, 1995        1,086,662       2,772,628      28,364,643      (1,266,801)     30,957,132
Net earnings for the year                                        4,391,499                       4,391,499
Transactions under restricted
 stock bonus plans-- net                           145,131                                         145,131
Unrecognized pension costs,
 net of taxes                                                                     (397,650)       (397,650)
Cash dividends declared--
 $1.10 per share                                                (1,195,328)                     (1,195,328)
                                ----------      ----------     -----------     -----------     -----------
BALANCES AT JUNE 30, 1996        1,086,662       2,917,759      31,560,814      (1,664,451)     33,900,784
Net earnings for the year                                        7,174,613                       7,174,613
Purchase of 150 shares                (150)                         (5,850)                         (6,000)
Transactions under restricted
 stock bonus plans-- net                           148,717                                         148,717
Unrecognized pension costs,
 net of taxes                                                                      166,143         166,143
Cash dividends declared--
 $1.20 per share                                                (1,303,979)                     (1,303,979)
                                ----------      ----------     -----------     -----------     -----------
BALANCES AT JUNE 30, 1997       $1,086,512      $3,066,476     $37,425,598     $(1,498,308)    $40,080,278
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

Notes To
Financial Statements
Continued
Federal Screw Works



Note 4 -- Federal Income Taxes

A reconciliation of the federal income tax provision to the amount computed by applying the applicable statutory federal income tax rate (34%) to earnings before federal income taxes follows:


                                         1997         1996          1995
                                      ---------    ---------     ----------
Computed amount                       $3,661,000   $2,231,000    $2,172,000
Life insurance policies                  (94,000)     (90,000)      (67,000)
Other                                     26,000       28,000        42,000
                                      ----------   ----------    ----------
Total federal income tax provision    $3,593,000   $2,169,000    $2,147,000
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

(a)     (1) and (2)

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                       ADDITIONS
                                          ----------------------------------

Description                  Balance at          (1)               (2)           Deductions -   Balance at
                             Beginning    Charged to Costs Charged to Other      Describe       End of Period
                             of Period    and Expenses     Accounts-Describe
Valuation allowance for
accounts receivable:

Year ended June 30, 1997     $ 25,000      $ 25,000                                 -             $  50,000
Year ended June 30, 1996       25,000            -                                  -                25,000
Year ended June 30, 1995       25,000            -                                  -                25,000

Valuation allowance for
inventories:

Year ended June 30, 1997     $284,000      $178,586                           $ 245,586(A)        $ 217,000
Year ended June 30, 1996      275,000       210,092                             201,092(A)          284,000
Year ended June 30, 1995      160,000       188,885                              73,885(A)          275,000


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