Form 10-Q
period 1997-09-30
FEDERAL SCREW WORKS
filed 1997-11-13
CIK 34908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC 20549




                                  FORM 10-Q


(Mark One)
            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the period ended         September 30, 1997
                      ------------------------------


                                      OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the transition period from ___________________ to ____________________


Commission File Number:             O-1837
                         -----------------------------

                             FEDERAL SCREW WORKS
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Michigan                              38-0533740
-----------------------------------------------------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)


535 Griswold Street, Suite 2400, Detroit Michigan            48226
-----------------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, and area code         (313) 963-2323
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

At September 30, 1997, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,086,512 shares of such common stock outstanding at that time.



                                 (continued)

Part I  FINANCIAL INFORMATION



                             FEDERAL SCREW WORKS
                     CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)

                                                     September 30   June 30
                                                         1997         1997
                                                     ------------   -------

                                  ASSETS
Current Assets:

  Cash . . . . . . . . . . . . . . . . . . . . . .      $   131     $ 1,176

  Accounts Receivable, Less Allowance of $50 . . .       12,680      11,893


  Inventories:
  Finished Products. . . . . . . . . . . . . . . .        3,206       3,872
  In-Process Products. . . . . . . . . . . . . . .        5,468       5,018
  Raw Materials And Supplies . . . . . . . . . . .        1,335       2,350
                                                        -------     -------
                                                         10,009      11,240

  Prepaid Expenses And Other Current Accounts. . .          312         276
  Deferred Income Taxes  . . . . . . . . . . . . .          910         909
                                                        -------     -------

     Total Current Assets. . . . . . . . . . . . .       24,042      25,494


Other Assets:

  Intangible Pension Asset . . . . . . . . . . . .        2,550       2,550
  Cash Value Of Life Insurance . . . . . . . . . .        5,092       5,065
  Miscellaneous. . . . . . . . . . . . . . . . . .        1,459       1,407
                                                        -------     -------
                                                          9,101       9,022

Property, Plant And Equipment. . . . . . . . . . .       80,440      79,348
  Less Accumulated Depreciation. . . . . . . . . .       46,392      45,706
                                                        -------     -------

                                                         34,048      33,642
                                                        -------     -------

Total Assets . . . . . . . . . . . . . . . . . . .      $67,191     $68,158
                                                        =======     =======


                                                      September 30  June 30
                                                          1997        1997
                                                      ------------  -------

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable . . . . . . . . . . . . . . . .      $ 4,035     $ 5,394
  Payroll And Employee Benefits. . . . . . . . . .        4,173       7,072
  Dividends Payable. . . . . . . . . . . . . . . .        1,847         109
  Federal Income Taxes . . . . . . . . . . . . . .          466         849
  Taxes, Other Than Income Taxes . . . . . . . . .        1,200       1,429
  Accrued Pension Contributions  . . . . . . . . .          236         429
  Other Accrued Liabilities. . . . . . . . . . . .          463         375
  Current Maturities Of Long-Term Debt . . . . . .          400         400
                                                        -------     -------

     Total Current Liabilities . . . . . . . . . .       12,820      16,057

Long Term Liabilities:
  Long-Term Debt . . . . . . . . . . . . . . . . .        3,360         600
  Unfunded Pension Obligation. . . . . . . . . . .        1,526       1,526
  Postretirement Benefits Other Than Pensions. . .        7,113       6,746
  Deferred Income Taxes. . . . . . . . . . . . . .        1,602       1,564
  Employee Benefits. . . . . . . . . . . . . . . .        1,082       1,105
  Other Liabilities. . . . . . . . . . . . . . . .          495         479
                                                        -------     -------

     Total Long-Term Liabilities . . . . . . . . .       15,178      12,020


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares;  1,086,512 Shares Outstanding
  at Sept. 30, 1997 and at June 30, 1997 . . . . .        1,087       1,087
  Additional Capital . . . . . . . . . . . . . . .        3,074       3,066
  Retained Earnings. . . . . . . . . . . . . . . .       36,530      37,426
  Unfunded Pension Costs . . . . . . . . . . . . .       (1,498)     (1,498)
                                                        -------     -------

     Total Stockholders' Equity. . . . . . . . . .       39,193      40,081
                                                        -------     -------

Total Liabilities and Stockholders' Equity . . . .      $67,191     $68,158
                                                        =======     =======

See Accompanying Notes.


                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (Thousands of Dollars, Except Per Share)


                                               Three Months      Three Months
                                                  Ended              Ended
                                               September 30      September 30
                                                   l997              1996
                                               ------------      ------------
Net Sales.....................................    $24,716           $23,706

Costs And Expenses:

   Cost of Products Sold......................     21,594            21,130

   Selling And Administrative Expenses .......      1,661             1,242

   Interest Expense...........................         20               132
                                                  -------           -------

      Total Costs and Expenses................     23,275            22,504
                                                  -------           -------

Earnings Before Federal
   Income Taxes...............................      1,441             1,202

Federal Income Taxes .........................        489               409
                                                  -------           -------

Net Earnings..................................    $   952           $   793
                                                  =======           =======



Per Share Of Common Stock:

Net Earnings Per Share.......................     $   .88           $   .73
                                                  =======           =======

Cash Dividends Per Share.....................     $  1.70           $   .90
                                                  =======           =======

See Accompanying Notes.


                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)


                                                                      Three Months
                                                                   Ended September 30
                                                                  1997            1996
                                                                  ----            ----
Operating Activities
  Net Earnings .............................................   $   952          $  793
  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization.........................       991             922
      Increase In Cash Value of Life Insurance..............       (27)            (27)
      Change In Deferred Income Taxes.......................        38             (38)
      Employee Benefits.....................................       (22)            (33)
      Amortization of Restricted Stock......................         0               6
      Other.................................................       337             406
      Changes In Operating Assets And Liabilities:
       Accounts Receivable..................................      (787)           (836)
       Inventories And Prepaid Expenses.....................     1,195             932
       Accounts Payable And Accrued Expenses................    (4,976)         (2,064)
                                                               -------          ------

Net Cash Provided By (Used In) Operating Activities ........    (2,299)             61

Investing Activities
  Purchases of Property, Plant And Equipment-Net ...........    (1,397)           (629)

Financing Activities
  Net Proceeds From Bank Borrowings.........................     2,760             160
  Dividends Paid............................................      (109)           (109)
                                                               -------          ------

Net Cash Provided By Financing Activities...................     2,651              51
                                                               -------          ------

Decrease In Cash............................................    (1,045)           (517)

Cash At Beginning Of Period.................................     1,176             782
                                                               -------          ------

Cash At End Of Period.......................................   $   131          $  265
                                                               =======          ======

See Accompanying Notes.

                             FEDERAL SCREW WORKS
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)




Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998.




Note B - Debt

On October 15, 1997, the Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. The Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2000, the expiration date of the Agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2002. As of September 30, 1997, there was $2,760,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.




Note C - Dividends

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.





Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



RESULTS OF OPERATIONS: Net sales for the Company's first quarter ended September 30, 1997, increased $1,010,000, or 4.3%, compared with net sales for the first quarter of the prior year. The increase is attributable to new product development and the continued strong demand in North American automobile sales.


Gross profit for the three month period ended September 30, 1997, increased $546,000, or 21.2%, as compared with gross profit for the first quarter of the prior year. The increase is attributable mainly to additional volume and product mix.

Selling and administrative expenses increased $419,000, or 33.7%, for the first quarter ended September 30, 1997, as compared with the first quarter of the prior year. The increase is mainly attributable to the increase in compensation which is driven by increased profitability.

DIVIDENDS: The Board of Directors, in August 1997, declared a $.10 per share dividend and an extra $1.60 per share dividend, paid October 1, 1997, to shareholders of record September 5, 1997.



LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $1,785,000 from $9,437,000 at June 30, 1997, to $11,222,000 at September 30, 1997.

At September 30, 1997, the Company had available $22,240,000 under its bank credit agreement.

Capital expenditures for the three month period ended September 30, 1997, were approximately $1.4 million, and, for the year, are expected to approximate $7.0 million, of which approximately $5.1 million has been committed as of September 30, 1997.

There have been no material changes concerning environmental matters since those reported in the Registrant's Form 10-K for the fiscal year ended June 30, 1997.







PART II  OTHER INFORMATION



Item 1.  Legal Proceedings

         The information set forth at the conclusion of the Liquidity and Capital Resources discussion in Item 2 of Part I concerning environmental matters is incorporated by reference.



Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibit 10.2. One year extension of Revolving Credit and Term Loan Agreement by and between Registrant and Comerica Bank, dated October 15, 1997.

              Exhibit 27  Financial Data Schedule


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



                                                 Federal Screw Works
                                            -----------------------------



Date   November 13, 1997                    /s/ W. T. ZurSchmiede, Jr.
      -------------------                   --------------------------
                                            W. T. ZurSchmiede, Jr.
                                            Chairman, Chief Executive Officer
                                            and Chief Financial Officer



Date   November 13, 1997                    /s/ John M. O'Brien
      -------------------                   -------------------
                                            John M. O'Brien
                                            Vice President



Exhibit Index:

         Exhibit 10.2   One Year Extension of Revolving
                        Credit and Term Loan Agreement

         Exhibit 27     Financial Data Schedule