Form 10-Q
period 1997-12-31
FEDERAL SCREW WORKS
filed 1998-02-13
CIK 34908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC 20549




                                  FORM 10-Q


(Mark One)
               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the period ended             December 31, 1997
                      -------------------------------------------------------

                                      OR

               [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the transition period from                     to
                              ---------------------  ------------------------

Commission File Number:               O-1837
                      -------------------------------------------------------

                             FEDERAL SCREW WORKS
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Michigan                              38-0533740
-----------------------------------------------------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)


   535 Griswold Street, Suite 2400, Detroit Michigan         48226
-----------------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, and area code         (313) 963-2323
                                           ----------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing require- ments for the past 90 days.    YES__ X___   NO_____


At December 31, 1997, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,086,512 shares of such common stock outstanding at that time.


                                 (continued)

Part I  FINANCIAL INFORMATION



                             FEDERAL SCREW WORKS
                     CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)



                                                        December 31   June 30
                                                           1997         1997
                                                        -----------   -------
                                  ASSETS
Current Assets:
  Cash ................................................    $   121    $ 1,176

  Accounts Receivable, Less Allowance of $50 ..........     11,720     11,893


  Inventories:
  Finished Products ...................................      2,762      3,872
  In-Process Products .................................      5,380      5,018
  Raw Materials And Supplies ..........................      1,508      2,350
                                                           -------    -------
                                                             9,650     11,240

  Prepaid Expenses And Other Current Accounts .........        382        276
  Deferred Income Taxes ...............................        829        909
                                                           -------    -------

     Total Current Assets .............................     22,702     25,494


Other Assets:

  Intangible Pension Asset ............................      2,550      2,550
  Cash Value Of Life Insurance ........................      5,119      5,065
  Miscellaneous .......................................      1,590      1,407
                                                           -------    -------
                                                             9,259      9,022

Property, Plant And Equipment .........................     81,647     79,348
  Less Accumulated Depreciation .......................     47,371     45,706
                                                           -------    -------

                                                            34,276     33,642
                                                           -------    -------
Total Assets ..........................................    $66,237    $68,158
                                                           =======    =======




                                                        December 31  June 30
                                                            1997       1997
                                                        -----------  -------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable ..................................   $  3,953    $  5,394
  Payroll And Employee Benefits .....................      4,345       7,072
  Dividends Payable .................................        109         109
  Federal Income Taxes ..............................         93         849
  Taxes, Other Than Income Taxes ....................      1,325       1,429
  Accrued Pension Contributions .....................         43         429
  Other Accrued Liabilities .........................        203         375
  Current Maturities Of Long-Term Debt ..............        400         400
                                                        --------    --------

     Total Current Liabilities ......................     10,471      16,057

Long Term Liabilities:
  Long-Term Debt ....................................      3,080         600
  Unfunded Pension Obligation .......................      1,526       1,526
  Postretirement Benefits Other Than Pensions .......      7,478       6,746
  Deferred Income Taxes .............................      1,654       1,564
  Employee Benefits .................................      1,065       1,105
  Other Liabilities .................................        534         479
                                                        --------    --------

     Total Long-Term Liabilities ....................     15,337      12,020


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares;  1,086,512 Shares Outstanding
  at Dec. 31, 1997 and at June 30, 1997 .............      1,087       1,087
  Additional Capital ................................      3,075       3,066
  Retained Earnings .................................     37,765      37,426
  Unfunded Pension Costs ............................     (1,498)     (1,498)
                                                        --------    --------

     Total Stockholders' Equity .....................     40,429      40,081
                                                        --------    --------

Total Liabilities and Stockholders' Equity ..........   $ 66,237    $ 68,158
                                                        ========    ========


See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (Thousands of Dollars, Except Per Share)





                                          Three Months        Six Months
                                             Ended               Ended
                                           December 31          December 31
                                          l997      1996       1997      1996
                                         -------   -------   -------   -------
Net Sales ............................   $25,384   $23,759   $50,100   $47,465


Costs And Expenses:

   Cost of Products Sold .............    21,930    20,176    43,524    41,306

   Selling And Administrative Expenses     1,363     1,441     3,024     2,684

   Interest Expense ..................        56       143        76       275
                                         -------   -------   -------   -------

      Total Costs and Expenses .......    23,349    21,760    46,624    44,265
                                         -------   -------   -------   -------

Earnings Before Federal
   Income Taxes ......................     2,035     1,999     3,476     3,200

Federal Income Taxes .................       692       679     1,181     1,088
                                         -------   -------   -------   -------

Net Earnings .........................   $ 1,343   $ 1,320   $ 2,295   $ 2,112
                                         =======   =======   =======   =======


Per Share Of Common Stock:

Net Earnings Per Share ...............   $  1.23   $  1.21   $  2.11   $  1.94
                                         =======   =======   =======   =======


Cash Dividends Per Share .............   $   .10   $   .10   $  1.80   $  1.00
                                         =======   =======   =======   =======

See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)



                                                        Six Months
                                                      Ended December 31
                                                       1997       1996
                                                      ------    --------

Operating Activities
  Net Earnings ....................................   $ 2,295    $ 2,112
  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ...............     1,997      1,870
      Increase In Cash Value of Life Insurance ....       (54)       (54)
      Change In Deferred Income Taxes .............       170        (50)
      Employee Benefits ...........................       (40)       (58)
      Amortization of Restricted Stock ............         0         12
      Other .......................................       614        727
      Changes In Operating Assets And Liabilities:
       Accounts Receivable ........................       173        201
       Inventories And Prepaid Expenses ...........     1,484      1,197
       Accounts Payable And Accrued Expenses ......    (5,587)    (1,463)
                                                      -------    -------

Net Cash Provided By Operating Activities .........     1,052      4,494

Investing Activities
  Purchases of Property, Plant And Equipment-Net ..    (2,631)    (1,977)

Financing Activities
  Proceeds and Repayments on Bank Borrowings ......     2,680     (1,775)
  Principal Payments on Lease Purchase Obligations       (200)      (200)
  Dividends Paid ..................................    (1,956)    (1,087)
                                                      -------    -------

Net Cash Provided By (Used In) Financing Activities       524     (3,062)
                                                      -------    -------

Decrease In Cash ..................................    (1,054)      (545)

Cash At Beginning Of Period .......................     1,176        782
                                                      -------    -------

Cash At End Of Period .............................   $   121    $   237
                                                      =======    =======

See Accompanying Notes.

                             FEDERAL SCREW WORKS
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998.



Note B - Debt

The Company has a $25,000,000 Revolving Credit and Term Loan Agreement with a Bank. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2000, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly commencing three months following conversion until maturity of the term note on October 31, 2002. As of December 31, 1997, there was $2,680,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.



Note C - Dividends

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.







Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------


RESULTS OF OPERATIONS: Net sales for the Company's second quarter ended Decmeber 31, 1997, increased $1,625,000, or 6.8%, compared with net sales for the second quarter of the prior year. Net sales for the six month period ended December 31, 1997, increased $2,635,000, or 5.6%, compared with the six month period of the prior year. The increase is attributable to new product development and the continued strong demand in North American automobile sales.


Gross profit for the three month period ended December 31, 1997, decreased $129,000, or 3.6%, as compared with gross profit for the second quarter of the prior year. Gross profit for the six month period ended December 31, 1997, increased $417,000, or 6.8%, as compared with the six month period ended December 31, 1996. The increase is attributable mainly to additional volume and product mix.

Selling and administrative expenses decreased $78,000, or 5.4%, for the second quarter ended December 31, 1997, as compared with the second quarter of the prior year. Selling and administrative expenses increased $340,000, or 12.7%, as compared with the six month period ended December 31, 1996. The increase is mainly attributable to increases in compensation related to product promotion.





DIVIDENDS: The Board of Directors, in October 1997, declared a $.10 per share dividend paid January 5, 1998, to shareholders of record December 5, 1997.




LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by
$2,794,000 from $9,437,000 at June 30, 1997, to $12,231,000 at December 31,
1997.

At December 31, 1997, the Company had available $22,320,000 under its bank credit agreement.

Capital expenditures for the six month period ended December 31, 1997, were approximately $2.6 million, and, for the year, are expected to approximate $7.0 million, of which approximately $3.9 million has been committed as of December 31, 1997.

There have been no material changes concerning environmental matters since those reported in the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, except that the Registrant has entered into a settlement with respect to the Springfield Township site. The Registrant was designated by the Federal Environmental Protection Agency (the "EPA") as a Potentially Responsible Party ("PRP") with respect to a site located in Springfield Township, Oakland County, Michigan, and two other related dump sites located in Oakland County, Michigan. The PRPs have reached agreement with the EPA on the terms of a settlement which provides for the remediation of the Springfield Township site. The PRPs, including the Registrant, have signed a Consent Decree embodying the settlement terms and the EPA is in the process of having the court review and enter the Consent Decree. Remediation costs for which the Registrant may become liable are not expected to have a material effect on the Registrant's financial statements. The Registrant has reached agreement with the other PRPs involved with this site to settle all remaining identified claims for a cost to the Registrant of approximately $160,000. The Registrant previously paid $48,000 as its share of an interim response action. The Registrant has also paid a total of $39,000 to settle cost reimbursement claims for this site and the Rose Township Site that were asserted by the Michigan Department of Natural Resources.

PART II  OTHER INFORMATION



Item 1.  Legal Proceedings
-------  -----------------

        The information set forth at the conclusion of the Liquidity and Capital Resources discussion in Item 2 of Part I concerning environmental matters is incorporated by reference.



Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------


        (a) Reports on Form 8-K. There was no SEC Form 8-K filed this quarter. There were no unusual charges or credits to income, nor a change in independent accountants.






                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    Federal Screw Works
                                                    -------------------






Date   February 13, 1998                     /s/ W. T. ZurSchmiede, Jr.
      -------------------                    ---------------------------
                                             W. T. ZurSchmiede, Jr.
                                             Chairman, Chief Executive Officer
                                             and Chief Financial Officer




Date   February 13, 1998                    /s/ John M. O'Brien
      -------------------                   --------------------
                                            John M. O'Brien
                                            Vice President