Form 10-Q
period 1998-03-31
FEDERAL SCREW WORKS
filed 1998-05-14
CIK 34908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC 20549




                                  FORM 10-Q


(Mark One)
               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

For the period ended             March 31, 1998
                      ----------------------------------------------------

                                      OR

               [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

For the transition period from                     to
                              --------------------   ---------------------

Commission File Number:               O-1837
-----------------------------------------------------------------------------

                             FEDERAL SCREW WORKS
            (Exact name of registrant as specified in its charter)


              Michigan                              38-0533740
-----------------------------------------------------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)


   535 Griswold Street, Suite 2400, Detroit Michigan         48226
-----------------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, and area code         (313) 963-2323
-----------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing require-
ments for the past 90 days.                    YES__X__    NO____


At March 31, 1998, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,086,412 shares of such common stock outstanding at that time.


                                 (continued)

Part I  FINANCIAL INFORMATION


                             FEDERAL SCREW WORKS
                     CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)


                                                          March 31    June 30
                                                            1998         1997
                                                          --------    -------
                                    ASSETS
Current Assets:

  Cash ................................................    $   106    $ 1,176

  Accounts Receivable, Less Allowance of $50 ..........     13,210     11,893


  Inventories:
  Finished Products ...................................      2,808      3,872
  In-Process Products .................................      5,818      5,018
  Raw Materials And Supplies ..........................      1,732      2,350
                                                           -------    -------
                                                            10,358     11,240

  Prepaid Expenses And Other Current Accounts .........        191        276
  Deferred Income Taxes ...............................        889        909
                                                           -------    -------

     Total Current Assets .............................     24,754     25,494


Other Assets:

  Intangible Pension Asset ............................      2,550      2,550
  Cash Value Of Life Insurance ........................      5,147      5,065
  Miscellaneous .......................................      1,650      1,407
                                                           -------    -------
                                                             9,347      9,022

Property, Plant And Equipment .........................     84,015     79,348
  Less Accumulated Depreciation .......................     48,398     45,706
                                                           -------    -------

                                                            35,617     33,642
                                                           -------    -------

Total Assets ..........................................    $69,718    $68,158
                                                           =======    =======


                                                         March 31    June 30
                                                            1998        1997
                                                         --------    -------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable ..................................   $  5,198    $  5,394
  Payroll And Employee Benefits .....................      6,216       7,072
  Dividends Payable .................................        109         109
  Federal Income Taxes ..............................        385         849
  Taxes, Other Than Income Taxes ....................      1,153       1,429
  Accrued Pension Contributions .....................          0         429
  Other Accrued Liabilities .........................        251         375
  Current Maturities Of Long-Term Debt ..............        400         400
                                                        --------    --------

     Total Current Liabilities ......................     13,712      16,057

Long Term Liabilities:
  Long-Term Debt ....................................      1,100         600
  Unfunded Pension Obligation .......................      1,526       1,526
  Postretirement Benefits Other Than Pensions .......      7,845       6,746
  Deferred Income Taxes .............................      1,775       1,564
  Employee Benefits .................................      1,052       1,105
  Other Liabilities .................................        584         479
                                                        --------    --------

     Total Long-Term Liabilities ....................     13,882      12,020


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares;  1,086,412 Shares Outstanding
  at March 31, 1998 and 1,086,512 at June 30, 1997  .      1,086       1,087
  Additional Capital ................................      3,076       3,066
  Retained Earnings .................................     39,460      37,426
  Unfunded Pension Costs ............................     (1,498)     (1,498)
                                                        --------    --------

     Total Stockholders' Equity .....................     42,124      40,081
                                                        --------    --------

Total Liabilities and Stockholders' Equity ..........   $ 69,718    $ 68,158
                                                        ========    ========

See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (Thousands of Dollars, Except Per Share)


                                            Three Months      Nine Months
                                              Ended              Ended
                                             March 31          March 31
                                         l998     1997        1998     1997
                                         ----     ----        ----     ----

Net Sales ............................   $28,536   $27,536   $78,636   $75,001


Costs And Expenses:

   Cost of Products Sold .............    23,951    23,178    67,475    64,484

   Selling And Administrative Expenses     1,805     1,676     4,829     4,360

   Interest Expense ..................        37        90       113       365
                                         -------   -------   -------   -------

      Total Costs and Expenses .......    25,793    24,944    72,417    69,209
                                         -------   -------   -------   -------

Earnings Before Federal
   Income Taxes ......................     2,743     2,592     6,219     5,792

Federal Income Taxes .................       933       880     2,114     1,968
                                         -------   -------   -------   -------

Net Earnings .........................   $ 1,810   $ 1,712   $ 4,105   $ 3,824
                                         =======   =======   =======   =======


Per Share Of Common Stock:

Basic and Diluted Earnings Per Share .   $  1.67   $  1.58   $  3.78   $  3.52
                                         =======   =======   =======   =======

Cash Dividends Per Share .............   $   .10   $   .10   $  1.90   $  1.10
                                         =======   =======   =======   =======

See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)


                                                          Nine Months
                                                        Ended March 31
                                                        1998       1997
                                                        ----       ----
Operating Activities
  Net Earnings ....................................   $ 4,105    $ 3,824
  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ...............     3,072      2,852
      Increase In Cash Value of Life Insurance ....       (82)       (82)
      Change In Deferred Income Taxes .............       231         66
      Employee Benefits ...........................       (53)       (74)
      Amortization of Restricted Stock ............         0         18
      Other .......................................       970      1,106
      Changes In Operating Assets And Liabilities:
       Accounts Receivable ........................    (1,317)    (1,092)
       Inventories And Prepaid Expenses ...........       967      1,799
       Accounts Payable And Accrued Expenses ......    (2,345)       891
                                                      -------    -------

Net Cash Provided By Operating Activities .........     5,548      9,308

Investing Activities
  Purchases of Property, Plant And Equipment-Net ..    (5,047)    (3,460)

Financing Activities
  Proceeds and Repayments on Bank Borrowings ......       700     (5,105)
  Principal Payments on Lease Purchase Obligations       (200)      (200)
  Purchase of Common Stock ........................        (5)         0
  Dividends Paid ..................................    (2,065)    (1,195)
                                                      -------    -------

Net Cash Used In Financing Activities .............    (1,570)    (6,500)
                                                      -------    -------

Decrease In Cash ..................................    (1,069)      (652)

Cash At Beginning Of Period .......................     1,175        782
                                                      -------    -------

Cash At End Of Period .............................   $   106    $   130
                                                      =======    =======

See Accompanying Notes.

                                    - 5 -

                             FEDERAL SCREW WORKS
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998.


Note B - Debt

The Company has a $25,000,000 Revolving Credit and Term Loan Agreement with a Bank. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2000, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly commencing three months following conversion until maturity of the term note on October 31, 2002. As of March 31, 1998, there was $700,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.


Note C - Dividends

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.


Note D - Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

Statement No. 128 has had no impact on the Company's calculation of average shares outstanding or earnings per share for any of the years presented.



Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------


RESULTS OF OPERATIONS: Net sales for the Company's third quarter ended March 31, 1998, increased $1,000,000, or 3.6%, compared with net sales for the third quarter of the prior year. Net sales for the nine month period ended March 31, 1998, increased $3,635,000, or 4.8%, compared with the nine month period of the prior year. The increase is attributable to new product development and the steady growth of sales to Tier I suppliers in the automotive industry.

        Gross profit for the three month period ended March 31, 1998, increased $227,000, or 5.2%, as compared with gross profit for the third quarter of the prior year. Gross profit for the nine month period ended March 31, 1998, increased $644,000, or 6.1%, as compared with the nine month period ended March 31, 1997. The increase is attributable mainly to efficiencies related to additional volume and an improved product mix.

Selling and administrative expenses increased $129,000, or 7.7%, for the third quarter ended March 31, 1998, as compared with the third quarter of the prior year. Selling and administrative expenses increased $469,000, or 10.8%, as compared with the nine month period ended March 31, 1997. The increase is mainly attributable to increases in compensation necessary to support the Company's expanded sales volume.



DIVIDENDS: The Board of Directors, in February 1998, declared a $.10 per share dividend paid April 1, 1998, to shareholders of record March 6, 1998.



LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $1,605,000 from $9,437,000 at June 30, 1997, to $11,042,000 at March 31, 1998.

At March 31, 1998, the Company had available $24,300,000 under its bank credit agreement.

Capital expenditures for the nine month period ended March 31, 1998, were approximately $5.1 million, and, for the year, are expected to approximate $8.0 million, of which approximately $1.9 million has been committed as of March 31, 1998.

There have been no material changes concerning environmental matters since those reported in the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997. The Registrant was designated by the Federal Environmental Protection Agency (the "EPA") as a Potentially Responsible Party ("PRP") with respect to a site located in Springfield Township, Oakland County, Michigan, and two other related dump sites located in Oakland County, Michigan. The PRPs have reached agreement with the EPA on the terms of a settlement which provides for the remediation of the Springfield Township site. The PRPs, including the Registrant, have signed a Consent Decree embodying the settlement terms and the EPA is in the process of having the court review and enter the Consent Decree. Remediation costs for which the Registrant may become liable are not expected to have a material effect on the Registrant's financial statements. The Registrant has reached agreement with the other PRPs involved with this site to settle all remaining identified claims for a cost to the Registrant of approximately $173,000. The Registrant previously paid $48,000 as its share of an interim response action. The Company has fully accrued management's estimate of the exposure to these environmental matters which includes the full cost outlined in the Consent Decree with respect to the Springfield Township site. The Registrant has also paid a total of $41,000 to settle cost reimbursement claims for this site and the Rose Township Site that were asserted by the Michigan Department of Natural Resources.

PART II  OTHER INFORMATION
-------  -----------------


Item 1.  Legal Proceedings
-------  -----------------

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




                                       Federal Screw Works
                                       ---------------------------------





Date   May 14, 1998                    /s/ W. T. ZurSchmiede, Jr.
      --------------                   ---------------------------------
                                       W. T. ZurSchmiede, Jr.
                                       Chairman, Chief Executive Officer
                                       and Chief Financial Officer




Date   May 14, 1998                    /s/ John M. O'Brien
      --------------                   ---------------------------------
                                       John M. O'Brien
                                       Vice President




Exhibit Index:
        Exhibit 27  Financial Data Schedule