Form 10-K405
period 1998-06-30
FEDERAL SCREW WORKS
filed 1998-09-29
CIK 34908

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 1998

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

                        Commission file number 0-1837
                             FEDERAL SCREW WORKS
            (Exact name of registrant as specified in its charter)

          MICHIGAN                                           38-0533740
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                            Identification No.)

535 Griswold, Suite 2400, Detroit, Michigan                         48226
  (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: 313-963-2323

               Securities registered pursuant to Section 12(b)
                                 of the Act:
                                     None

         Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1 par value
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                   Yes |X|                         No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K. |X|

As of September 1, 1998, the aggregate market value of the common stock of Registrant held by non-affiliates was $33,229,764.

The number of shares outstanding of each of the Registrant's classes of common stock, as of September 1, 1998, is as follows:

      Title of Class                     Number of Shares Outstanding
       Common Stock,                             1,086,412
       $1 Par Value

                      DOCUMENT INCORPORATED BY REFERENCE

Certain information from the Proxy Statement of the Registrant dated September 25, 1998 has been incorporated by reference in response or partial response to Items 10, 11, 12 and 13 in this Report.

=============================================================================





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

         Approximately 89% of the Registrant's net sales in fiscal 1998 (90% and 91% in fiscal 1997 and fiscal 1996, respectively) were made either directly or indirectly to automotive companies. The Registrant generally does not require collateral from its customers.

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

         The OEM supplier industry is highly cyclical and, in large part, dependent upon the overall strength of consumer demand for light trucks and passenger cars. There can be no assurance that the automotive industry, for which the Company supplies components, will not experience downturns in the future. A decrease in overall consumer demand for motor vehicles, in general, or specific segments, could have a material adverse effect on the Company's financial condition and results of operations.

         There are no practices and conditions of the Registrant or known to the Registrant relating to working capital items which are material to an understanding of the Registrant's business in the industry in which it competes.

         The Registrant's Shareholders are aware of the Registrant's dependence upon sales to the two largest U.S. automobile manufacturers, a condition that has existed for at least fifty years. Although the Registrant has purchase orders from such customers, such purchase orders generally provide for supplying the customer's requirements for a particular model or model year rather than for manufacturing a specific quantity of products. The loss of any one of such customers or significant purchase orders could have a material adverse effect on the Registrant. These customers are also able to exert considerable pressure on component suppliers to reduce costs, improve quality and provide additional design and engineering capabilities. There can be no assurance that the additional costs of increased quality standards, price reductions or additional capabilities required by such customers will not have a material adverse effect on the financial condition or results of operations of the Registrant.

         Customers comprising 10% or greater of the Registrant's net sales are summarized as follows:

                                1998      1997      1996
                                ----      ----      ----
Ford Motor Company ...........   45%       47%       48%
General Motors Corporation ...   20%       20%       22%
All Others ...................   35%       33%       30%
                                ---       ---       ---
                                100%      100%      100%
                                ===       ===       ===

         Many of the Registrant's customers, and other suppliers to the Registrant's customers, are unionized, and work stoppages, slow-downs or other labor disputes experienced by, and the labor relations policies of, such customers and suppliers, could have an adverse effect on the Registrant's results of operations.

         As of August 31, 1998, the Registrant had an estimated backlog of firm orders amounting to approximately $14,500,000, all of which are expected to be filled within the 1999 fiscal year. The comparable backlog as of August 31, 1997 amounted to approximately $15,000,000.

         No material portion of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

         The Registrant's products are manufactured at several plants and are fabricated from metal rod and bar, which are generally available at competitive prices from multiple sources.

         The manufacture and sale of the Registrant's products is an extremely competitive business. Because industry statistics are not available, the Registrant is unable to accurately determine the number of its competitors, nor to state its competitive position in its principal market as a supplier of parts to automotive customers. However, the Registrant believes that it is generally considered a leading producer of its principal type of product in an estimated $650 million annual market served by approximately thirty major domestic suppliers, no one of which, or no small number of which, are dominant. The Registrant is aware, however, that there are companies making similar products, with greater sales and resources than the Registrant. The Registrant is aware that in recent years the activity of foreign competitors manufacturing similar products has increased. The quality of the product, the product's price and service to customers are the principal methods of competition. There is no assurance that the Registrant will be able to successfully compete in future periods.

         Research and development activity expenses during each of the last three fiscal years is not deemed material.

         The Registrant has experienced no material effects in complying with government environmental regulations.

         The Registrant presently employs approximately 514 hourly-rated and salaried personnel. The Registrant's hourly work forces at the Chelsea and Romulus facilities are unionized. The Registrant's contracts with the unions in Chelsea and Romulus expire in May of 1999 and January of 2000, respectively.

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

         In August, 1994, the Registrant leased a 16.000 square foot facility in Romulus to conduct engineering and manufacturing development activities. This facility, known as the Technical Center, gives the Registrant sufficient room to try out new primary and secondary equipment, tooling, and parts feeding and automation devices, as well as permitting the Registrant to rebuild recently purchased used equipment.

         In July, 1998, the Registrant entered into a $1.4 million contract for the construction of a new manufacturing plant in Traverse City, Michigan.

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

         With respect to the Rose Township Site, the Registrant has agreed to participate in funding clean-up of the site by paying a share of the clean-up costs which the Registrant does not consider to be material. This share has been assumed primarily because of the large transactional costs expected to be incurred in defending the lawsuit against the PRPs which would have been filed by the Environmental Protection Agency if the matter had not been settled voluntarily.

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

         The Registrant and other Rose Township PRPs have been notified by the EPA of potential liability at another site located in Springfield Township, Oakland County, Michigan. The PRPs have reached agreement with the EPA on the terms of a settlement which provides for the remediation of the Springfield Township site. Remediation costs for which the Registrant may become liable are not expected to have a material effect on the Registrant's financial statements. The Registrant has reached agreement with the other PRPs involved with this site to settle all remaining identified claims for a cost to the Registrant of $173,000. The Registrant has previously paid $48,000 as its share of an interim response action. The Registrant has also paid a total of $41,000 to settle cost reimbursement claims for this site and the Rose Township Site that were asserted by the Michigan Department of Environmental Quality.

         With respect to the Cemetery Dump Site, the EPA has performed a site cleanup, but has not asserted claims against any of the identified PRPs.

         The Registrant received a notice letter from a representative of the Barrels, Inc. site PRP Group located in Lansing, Michigan, indicating that "empty" drums from the Registrant were shipped to the site. The notification and associated correspondence received by the Registrant indicates that it is responsible for a total of 64 "empty" drums at this site. The total number of drums shown in the correspondence as having been received by the site is 18,775,853. Since total site costs are estimated at somewhat less than $10 million and because the majority of the drums are associated with parties that are cooperating with the Michigan Department of Environmental Quality, the Registrant believes that its share will be relatively small, i.e., $1,000 or less.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Inapplicable.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

         The Registrant's common stock is traded on the Nasdaq Small Cap Market under the symbol FSCR.

         The following table sets forth the quarterly high and low bid quotations as reported by the Nasdaq National Market for periods prior to March 17, 1998, and quarterly high and low bid quotations as reported by the Nasdaq Small Cap Market after such date. Quotations after March 18, 1998 reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                       1998               1997
                                   --------------    --------------
                                   High     Low      High    Low
                                   ----     ---      ----    ---
lst Quarter                        61       45       29-1/4  25-1/4
2nd Quarter                        62       46       30-1/2  27-1/2
3rd Quarter through 3/17/98        59       53-1/2   40      29

3rd Quarter from 3/18/98           57       57
4th Quarter                        59       49-1/2   47      37-3/4


         At September 1, 1998, the approximate number of beneficial holders and shareholders of record of the Registrant's common stock was 950, based upon the securities position listings furnished to the Registrant.

         Cash dividends were declared in each of the four quarters during fiscal 1998 and fiscal 1997. Total cash dividends in fiscal 1998 were $2.00 per share and in fiscal 1997 were $1.20 per share. The Registrant is in compliance with covenants of its revolving credit and term loan agreement and its lease-purchase obligation including restrictions on the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA.



    Five Years Ended June 30                 1998          1997           1996           1995           1994
    ------------------------                 ----          ----           ----           ----           ----
Operations (in thousands)
Net sales ...........................    $  106,889     $  102,683     $   92,794     $   90,503     $   80,713
Earnings before federal income
  taxes .............................        11,779         10,768          6,560          6,388          4,030
Federal income taxes ................         3,952          3,593          2,169          2,147          1,308
Net earnings ........................         7,827          7,175          4,391          4,241          2,722
Depreciation and amortization .......         4,206          3,889          3,553          3,135          2,709
Capital expenditures ................         8,367          6,872          5,682          7,443          6,169
Cash dividends declared .............         2,173          1,304          1,195            870            653

Per share data
Net earnings ........................    $     7.20     $     6.60     $     4.04     $     3.90     $     2.50
Cash dividends declared .............          2.00           1.20           1.10            .80            .60
Book value ..........................         43.06          36.88          31.20          28.49          25.25

Average shares outstanding ..........     1,086,475      1,086,646      1,086,662      1,086,954      1,087,955
                                         ----------     ----------     ----------     ----------     ----------

Return data
Net earnings on net sales ...........           7.3%           7.0%           4.7%           4.7%           3.4%
Net earnings on stockholders' equity           16.7%          21.2%          14.2%          15.4%          10.5%

Financial position at June 30 (in
  thousands)
Working capital (net current assets)     $   11,981     $    9,436     $   13,613     $   12,538     $    9,141
Other assets ........................         9,526          9,022          8,566          8,327          8,038
Property, plant and equipment (net)          37,782         33,642         30,665         28,613         24,367
                                         ----------     ----------     ----------     ----------     ----------
Total assets less current liabilities        59,289         52,100         52,844         49,478         41,546
Less:
  Long-term debt ....................           450            600          7,960          8,700          6,020
  Unfunded pension obligation .......             0          1,526          2,977          3,400          4,049
  Deferred taxes ....................         2,197          1,564          1,122          1,047            604
  Employee benefits .................         1,017          1,105          1,194          1,324          1,418
  Postretirement benefits ...........         8,211          6,746          5,250          3,744          1,880
  Other liabilities .................           634            479            440            306            111
                                         ----------     ----------     ----------     ----------     ----------
Stockholders' equity (net assets) ...    $   46,780     $   40,080     $   33,901     $   30,957     $   27,464
                                         ==========     ==========     ==========     ==========     ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         The following table sets forth the percent relationship of certain items to net sales for the periods indicated:

                                    For the Years Ended
                                          June 30,
                                ----------------------------
                                1998        1997        1996
                                ----        ----        ----
Net Sales                       100%        100%        100%
Gross Profit                    16.7        16.6        12.9
Selling, general and
  administrative expenses        5.6         5.8         4.9
Interest                          .1          .4          .9
Earnings before federal
  income taxes                  11.0        10.5         7.1
Net earnings                     7.3         7.0         4.7

         Federal Screw Works reported net sales of $106.9 million in fiscal 1998, which represented a 4.1% increase from fiscal 1997 sales of $102.7 million. Net sales for fiscal 1997 increased 10.7% from fiscal 1996 sales of $92.8 million. Sales in both 1998 and 1997 benefitted from new automotive parts programs. The number of parts shipped increased in each of the last two fiscal years.

         Gross profits increased 4.1% to $17.8 million in fiscal 1998, a $0.7 million increase from fiscal 1997. Fiscal 1997 gross profits increased 42.4% to $17.1 million compared to the $12.0 million level realized in 1996. The increases resulted primarily from greater sales and increased manufacturing efficiency, offset in part by price concessions which continued to be required by our customers. These concessions are a part of the competitive environment and will be with us for the foreseeable future. Other negative factors affecting 1998 profits included a reduction in refrigeration sales caused by the cool summer of 1997 and eight work stoppages against one of our largest customers culminating in the 54 day strike which began June 4. Material, plating and packaging costs were stable in 1998.

         Our Shareholders are aware of the Company's dependence upon sales to the two largest U.S. automobile manufacturers, a condition that has existed for at least fifty years. Although the Registrant has purchase orders from such customers, such purchase orders generally provide for supplying the customer's requirements for a particular model or model year rather than for manufacturing a specific quantity of products. The loss of any one of such customers or significant purchase orders could have a material adverse effect on the Registrant. These customers are also able to exert considerable pressure on component suppliers to reduce costs, improve quality and provide additional design and engineering capabilities. There can be no assurance that the additional costs of increased quality standards, price reductions or additional capabilities required by such customers will not have a material adverse effect on the financial condition or results of operations of the Registrant. The impact of new parts programs were again a major factor in fiscal 1998.

         Although as indicated above, refrigeration sales were down in fiscal 1998, we anticipate that this industry should return to its normal growth patterns in the new fiscal year, perhaps accented by the very hot weather during the current summer. As a percentage of growth, refrigeration sales growth historically has been greater than automotive sales growth. Sales to customers outside North America are increasing, but still are not material.

         As mentioned in our 1996 annual report, the Company began production shipments through a Tier I supplier to a transplant automobile manufacturer in 1997. These were joined by shipments through a Tier I supplier to a second transplant manufacturer in fiscal 1998. Shipments to Tier I automotive suppliers continue to increase. It is our expectation that shipments to Tier I suppliers will grow steadily in the next few years. Also, the Company believes that outsourcing by certain of its major customers will continue to be a positive factor, although new outsourcing programs were not important in fiscal 1998. Significant consolidations did occur in the fastener industry in fiscal 1998, but the Company did not experience any additional competitive pressure from these consolidations or from transplant fastener suppliers.

         As a percentage of net sales, selling, general and administrative expenses were reduced to 5.6% in fiscal 1998. In fiscal 1997 and fiscal 1996 these expenses were 5.8% and 4.9% of net sales, respectively.

         Interest expense continues to decrease as a result of reductions in the Company's lease purchase obligations and reductions in average borrowings under the company's bank credit agreement.

         The Company has been designated by the federal Environmental Protection Agency ("EPA") as a Potentially Responsible Party ("PRP") with respect to three related dump sites. The sites are related in that the PRPs engaged a single transporter who illegally disposed of toxic and hazardous waste materials there in the late 1960s. The sites are located in Oakland County, Michigan, and are referred to as the Springfield Township, the Rose Township and Cemetery Dump Sites. While the Company denies it has engaged in disposing of any materials at any of the sites, the Company, together with eleven other PRPs, has actively participated in negotiations directed toward settlement of the EPA's claims. The Rose Township Site was the first site elected by the EPA for remediation. The participating PRPs were successful in negotiating a Consent Decree which was approved by the United States District Court for the Eastern District of Michigan under which the Company has agreed to participate in the cost of the clean up. These costs have been paid by the Company and no additional costs are expected. The State of Michigan appealed the Consent Decree to the United States Court of Appeals for the Sixth Circuit which affirmed entry of the Decree.

         The same PRPs have actively been engaged in negotiations with the EPA and the Michigan Department of Environmental Quality ("MDEQ") in an effort to agree upon mutually acceptable remediation parameters for the Springfield Township site. During 1998, an agreement was reached with EPA and the MDEQ and a Consent Decree embodying the settlement terms has been lodged with the U.S. District Court for the Eastern District of Michigan. The Consent Decree is expected to be entered by the court in the near future. Remediation costs for which the Company is liable are not expected to have a material effect on the Company's financial statements. With respect to the Cemetery Dump Site, the EPA has performed the site cleanup but has not asserted claims against any of the identified PRPs which suggests that the evidence of involvement by such parties is weak. The Company received a notice letter from a representative of the Barrels, Inc. site PRP Group located in Lansing, Michigan indicating that "empty" drums from the Company were shipped to the site. The waste allegedly shipped by the Company contained "empty" drums with an estimated volume of 3520 gallons which is equal to approximately 0.02 percent of the total waste at the site. Since the total site costs for all parties are not expected to exceed $10 million, the Company's share of the costs are not expected to be material. No investigation has been undertaken to the Company's knowledge which would identify any costs to be incurred by the Company which might have a material effect on the Company's financial statements.

Year 2000 Matters

         The Company completed a comprehensive review of its operations related to the "Year 2000" issue during fiscal 1998. This review included an assessment of the Company's mainframe computer system, operating and application systems, microcomputer and office systems, facilities, and production equipment. This review also included correspondence with major vendors and customers. Management believes it has identified those systems that could be affected by the "Year 2000" issue. The Company has implemented a plan to resolve these issues and expects to complete the plan and the related testing by December 31, 1998.

         During the fiscal year ended June 30, 1998, the Company installed a new mainframe computer system and operating system that are "Year 2000" compliant. Implementation and testing of mainframe applications is ongoing and is expected to be completed by December 31, 1998. The Company believes that, with modification of its existing computer systems and updates by vendors in the ordinary course of business, the "Year 2000" issue will not pose significant operational problems of the Company's computer systems. However, if such modifications are not made, or are not completed timely, the "Year 2000" issue could have a material impact on the operations of the Company.

         The Company has developed contingency plans for its significant operations and is continuously monitoring the progress toward the established "Year 2000" plan. These plans include preliminary discussions with the Company's primary software vendors to replace critical applications that may become inoperable as a result of the "Year 2000" issue. The Company may increase inventory levels to insure that supplies are not interrupted.

         The total "Year 2000" project cost is estimated at approximately $400,000, which includes estimated costs to be incurred to acquire upgraded software that will be capitalized. It is anticipated that these costs will be paid for with cash from operations.

Dividends

         Cash dividends declared in fiscal year 1998 were $2.00 per share, $.80 more than that declared in fiscal 1997 and $.90 more than that declared in fiscal 1996. The Board of directors in August, 1998, declared a $.10 per share quarterly dividend, and an extra dividend of $1.80 per share.

Liquidity and Capital Resources

         On October 15, 1997, the Company extended its Revolving Credit and Term Loan Agreement by one year. The expiration date is October 31, 2000, and is renewable annually for an additional year. Borrowings up to $25 million and capital expenditures of $10 million annually are permitted. The Company has the option to covert borrowings under the facility to a term note through October 31, 2000. Payments under the term note, if the conversion option were exercised, would be made quarterly and could extend to October 31, 2002. Therefore, borrowings under the Revolving Credit and Term Loan Agreement, which were $250,000 at June 30, 1998 and zero at June 30, 1997, are classified as long-term debt.

         Working capital at June 30, 1998 amounted to $11,981,000 as compared to working capital of $9,436,000 at June 30, 1997. The increase resulted primarily from an increase in inventories.

         During 1998, the Company reduced its unfunded pension obligation to zero. This also had the effect of reducing the intangible pension asset and the unrecognized pension cost component of stockholders' equity. Prepaid pension costs increased accordingly.

         As discussed in Note 6 to the financial statements, effective July 1, 1993, the Company adopted FASB Statement No. 106. As permitted by the Statement, the Company is amortizing the present value of future health care and life insurance benefits related to employees past service ($17,967,000 at July 1, 1993) over a period of 20 years. The implementation of this accounting pronouncement has no impact on the Company's cash flows.

         Cash flows from operating activities approximated $10.5 million in fiscal 1998. This compares to $15.9 million in 1997 and $7.9 million in 1996. The principal components of these activities are set forth on page 13.

         Capital expenditures for fiscal 1998 were $8.4 million, primarily related to the purchase of equipment and expansion of facilities in order to improve production efficiencies and enable the Company to meet increased future demand for its products. Capital expenditures in fiscal years 1997 and 1996 were $6.9 million and $5.7 million, respectively. Expenditures for additional equipment during fiscal 1999 are presently expected to approximate $7.2 million, of which $0.7 million had been committed as of June 30, 1998. These future capital expenditures are expected to be financed from cash generated from operations and additional borrowing capacity under the bank credit agreement.

         Net cash used in financing activities was $2.3 million in fiscal 1998. This compares to $8.7 million used in fiscal 1997 and $1.9 million used in 1996. Fluctuations in these activities have been influenced principally by borrowings and repayments under the Company's Revolving Credit and Term Loan Agreement.

Impact of Inflation and Changing Prices

         The Company passes increased costs on to customers, to the extent permitted by competition, by increasing sales prices whenever possible. In fiscal 1998, 1997 and 1996 the Company was generally unable to pass on cost increases incurred due to competitive pressures. Sales price increases in each of these years were insignificant.

Impact of New Accounting Standards

During 1998, the Company adopted "Statements of Financial Accounting Standards No. 128, Earnings Per Share; No. 129, Disclosure of Information About Capital Structure; No. 130, Reporting Comprehensive Income and No. 131, Disclosures About Segments of an Enterprise and Related Information," with no material impact to the Company's financial statements.

During 1998, the Financial Accounting Standards Board issued several new accounting standards: "Statements of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other

Postretirement Benefits, and No. 133, Accounting for Derivative Instruments and Hedging Activities." The adoption of these standards will not have a material effect on the Company's financial statements.

Forward Looking Statements

The foregoing discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various uncertainties, including competition, the loss of, or reduction in business with, the Company's principal customers, work stoppages, strikes and slowdowns at the Company's facilities and those of its customers; adverse changes in economic conditions generally and those of the automotive industry, specifically.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Inapplicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Statements of Operations

                                                         Year Ended June 30
                                               1998              1997              1996
                                           ------------      ------------      ------------
Net sales                                  $106,888,711      $102,682,635      $ 92,794,306

Costs and expenses:
  Cost of products sold                      89,051,350        85,595,893        80,792,936
  Selling, general and administrative         5,932,572         5,907,223         4,593,135
  Interest                                      126,091           411,906           847,736
                                           ------------      ------------      ------------
                                             95,110,013        91,915,022        86,233,807
                                           ------------      ------------      ------------

EARNINGS BEFORE FEDERAL
 INCOME TAXES                                11,778,698        10,767,613         6,560,499
Federal income taxes -- Note 4:
  Current                                     3,822,000         3,393,000         1,845,000
  Deferred                                      130,000           200,000           324,000
                                           ------------      ------------      ------------
                                              3,952,000         3,593,000         2,169,000
                                           ------------      ------------      ------------

NET EARNINGS                               $  7,826,698      $  7,174,613      $  4,391,499
                                           ============      ============      ============

Average number of shares
 outstanding                                  1,086,475          1,086,646        1,086,662
                                           ============      =============     ============

Net earnings per share                     $       7.20      $        6.60     $       4.04
                                           ============      =============     ============

See accompanying notes.

Statements of Cash Flows

                                                                   Year Ended June 30
                                                         1998              1997               1996
                                                    ------------       ------------       ------------
OPERATING ACTIVITIES
 Net earnings                                       $  7,826,698       $  7,174,613       $  4,391,499
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization                        4,206,219          3,889,199          3,553,461
  Increase in cash value of life insurance              (124,773)          (176,040)          (158,519)
  Change in deferred income taxes                        130,000            200,000            324,000
  Employee benefits                                    1,376,040          1,407,050          1,375,456
  Amortization of restricted stock                                           24,717             47,132
  Other                                                 (231,542)        (1,316,435)          (873,493)
  Changes in operating assets and liabilities:
   Accounts receivable                                    77,088         (1,011,172)          (643,734)
   Inventories and prepaid expenses                   (2,305,571)         1,197,275            924,940
   Accounts payable and accrued expenses                (479,726)         4,541,338         (1,013,883)
                                                    ------------       ------------       ------------

 NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                           10,474,433         15,930,545          7,926,859

INVESTING ACTIVITIES
 Purchases of property, plant and equipment           (8,366,821)        (6,871,700)        (5,682,326)
 Proceeds from sale of property, plant
  and equipment                                           20,144              5,182             77,437
                                                    ------------       ------------       ------------
NET CASH USED IN INVESTING
 ACTIVITIES                                           (8,346,677)        (6,866,518)        (5,604,889)

FINANCING ACTIVITIES
 Additional borrowings (principal repayments)
  under bank credit agreement                            250,000         (6,960,000)          (340,000)
  Principal payments on lease-purchase
    obligation                                          (400,000)          (400,000)          (400,000)
 Purchases of common stock                                (5,450)            (6,000)
 Dividends paid                                       (2,173,004)        (1,303,994)        (1,195,328)
                                                    ------------       ------------       ------------
NET CASH USED IN FINANCING
 ACTIVITIES                                           (2,328,454)        (8,669,994)        (1,935,328)
                                                    ------------       ------------       ------------
INCREASE (DECREASE) IN CASH                             (200,698)           394,033            386,642
 Cash at beginning of year                             1,175,577            781,544            394,902
                                                    ------------       ------------       ------------
CASH AT END OF YEAR                                 $    974,879       $  1,175,577       $    781,544
                                                    ============       ============       ============

See accompanying notes.

BALANCE SHEETS

                                                               June 30
                                                        1998             1997
                                                    -----------      -----------
Assets
Current Assets
 Cash                                               $   974,879      $ 1,175,577
 Accounts receivable                                 11,815,786       11,892,874
 Inventories -- Note 1:
  Finished products                                   4,642,260        3,871,909
  In-process products                                 6,065,010        5,017,646
  Raw materials and supplies                          2,377,014        2,350,300
                                                    -----------      -----------
 Total inventories                                   13,084,284       11,239,855
 Prepaid expenses and other current accounts            737,369          276,227
Deferred income taxes -- Note 4                         946,000          909,000
                                                    -----------      -----------

TOTAL CURRENT ASSETS                                 27,558,318       25,493,533

Other Assets
 Intangible pension asset -- Note 5                     960,718        2,549,667
 Cash value of life insurance                         5,189,700        5,064,927
 Prepaid pension costs                                3,051,506        1,184,174
 Miscellaneous                                          323,753          223,209
                                                    -----------      -----------
                                                      9,525,677        9,021,977

Property, Plant and Equipment -- Notes 2 and 3
 Land                                                   334,850          334,850
 Buildings and improvements                          11,105,493        9,080,584
 Machinery and equipment                             75,715,606       69,932,906
                                                    -----------      -----------
                                                     87,155,949       79,348,340
 Less accumulated depreciation                       49,373,466       45,706,315
                                                    -----------      -----------

                                                     37,782,483       33,642,025
                                                    -----------      -----------

                                                    $74,866,478      $68,157,535
                                                    ===========      ===========

                                                         June 30
                                                 1998                1997
                                             ------------       ------------

Liabilities and Stockholders' Equity

Current Liabilities

 Accounts payable                            $  4,812,392       $  5,393,944
 Payroll and employee benefits                  7,558,926          7,072,584
 Dividend payable                                 108,641            108,651
 Federal income taxes                           1,170,774            848,739
 Taxes, other than income taxes                 1,396,314          1,429,692
 Accrued pension contributions                     64,777            428,719
 Other accrued liabilities                         65,869            375,090
 Current maturities of long-term debt             400,000            400,000
                                             ------------       ------------
TOTAL CURRENT LIABILITIES                      15,577,693         16,057,419

Long-Term Liabilities
 Long-term debt -- Note 2                         450,000            600,000
 Unfunded pension obligation -- Note 5                             1,526,114
 Deferred income taxes -- Note 4                2,197,000          1,564,000
 Employee benefits                              1,016,560          1,104,582
 Postretirement benefits -- Note 6              8,210,550          6,746,488
 Other liabilities                                634,509            478,654
                                             ------------       ------------
                                               12,508,619         12,019,838

Stockholders' Equity -- Notes 2 and 8
 Common stock, $1 par value, authorized
  2,000,000 shares, 1,086,412 shares
  outstanding (1,086,512 in 1997)               1,086,412          1,086,512
 Additional capital                             3,210,476          3,066,476
 Retained earnings                             43,073,942         37,425,598
 Other comprehensive income                      (590,664)        (1,498,308)
                                             ------------       ------------
                                               46,780,166         40,080,278
                                             ------------       ------------
                                             $ 74,866,478       $ 68,157,535
                                             ============       ============

See accompanying notes.

Statements of Stockholders' Equity

Years ended June 30, 1998, 1997 and 1996
                                                                                               Other
                                      Common           Additional         Retained         Comprehensive
                                       Stock             Capital          Earnings             Income             Total
                                      ------           ----------         --------         -------------          -----
BALANCES AT JULY 1, 1995           $  1,086,662       $  2,772,628      $ 28,364,643       $ (1,266,801)      $ 30,957,132
Net earnings for the year                                                  4,391,499                             4,391,499
Unrecognized pension costs,
 net of taxes                                                                                  (397,650)          (397,650)
                                                                                                              ------------
Total comprehensive income                                                                                       3,993,849
Transactions under restricted
  stock bonus
  plans --  net                                            145,131                                                 145,131
 Cash dividends declared --
  $1.10 per share                                                         (1,195,328)                           (1,195,328)
                                   ------------       ------------      ------------       ------------       ------------

BALANCES AT JUNE 30, 1996             1,086,662          2,917,759        31,560,814         (1,664,451)        33,900,784
Net earnings for the year                                                  7,174,613                             7,174,613
Reduction of unrecognized
 pension costs, net of taxes                                                                    166,143            166,143
                                                                                                              ------------
Total comprehensive income                                                                                       7,340,756
Purchase of 150 shares                     (150)                              (5,850)                               (6,000)
Transactions under restricted
 stock bonus plans -- net                                  148,717                                                 148,717
Cash dividends declared --
 $1.20 per share                                                          (1,303,979)                           (1,303,979)
                                   ------------       ------------      ------------       ------------       ------------

BALANCES AT JUNE 30, 1997             1,086,512          3,066,476        37,425,598         (1,498,308)        40,080,278
Net earnings for the year                                                  7,826,698                             7,826,698
Reduction of unrecognized
 pension costs, net of taxes                                                                    907,644            907,644
                                                                                                              ------------
Total comprehensive income                                                                                       8,734,342
Purchase of 100 shares                     (100)                              (5,350)                               (5,450)
Transactions under restricted
 stock bonus plans-- net                                   144,000                                                 144,000
Cash dividends declared --
 $2.00 per share                                                          (2,173,004)                           (2,173,004)
                                   ------------       ------------      ------------       ------------       ------------


BALANCES AT JUNE 30, 1998          $  1,086,412       $  3,210,476      $ 43,073,942       $   (590,664)      $ 46,780,166
                                   ============       ============      ============       ============       ============

(  ) Denotes deduction.
See accompanying notes.

NOTES TO FINANCIAL STATEMENTS


Note 1 -- Significant Accounting Policies

Inventories: Inventories are stated at the lower of cost or market. Cost, determined by the last-in, first-out (LIFO) method, was used for certain raw material inventories, $1,578,000 and $1,683,000 at June 30, 1998 and 1997,
respectively. The remaining inventories are costed using the first-in, first-out (FIFO) method. If inventories had been valued at current cost, amounts reported at June 30 would have been increased by $633,000 and $675,000 in 1998 and 1997, respectively.

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

Note 2 - Debt

Long-term debt at June 30 consists of the following:

                                                        1998            1997
                                                        ----            ----
Revolving credit note payable to bank                $  250,000      $     --
Lease-purchase obligation (see Note 3), payable
 $200,000 semiannually, plus interest at 7 3/4%         600,000       1,000,000
                                                     ----------      ----------
                                                        850,000       1,000,000
Less current maturities                                 400,000         400,000
                                                     ----------      ----------
                                                     $  450,000      $  600,000
                                                     ==========      ==========


The Company has a $25,000,000 revolving credit and term loan agreement with a bank. The Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2000, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly commencing three months following conversion until maturity of the term note on October 31, 2002. Interest (8.5% at June 30, 1998) on
outstanding borrowings is determined based on the prime rate, or at the Company's option, an alternative variable market rate. The Company also pays a commitment fee of 3/8% on the unused portion of the revolving credit. The aggregate fair value of the Company's lease-purchase obligation approximates its recorded amount at June 30, 1998.

The Company is in compliance with covenants of the revolving credit and term loan agreement and the lease-purchase obligation including restrictions on payment of cash dividends. Retained earnings of $12,444,000 are free of restriction at June 30, 1998.

Interest paid by the Company during fiscal 1998, fiscal 1997 and fiscal 1996 aggregated $323,000, $503,000, and $945,000, respectively.

Note 3 - Leases and Other Commitments

The Company acquired one of its manufacturing facilities under a lease-purchase agreement with a municipality, and $600,000 of remaining outstanding Industrial Revenue Bond financing is guaranteed by the Company at June 30, 1998.

At June 30, 1998, the aggregate minimum rental commitments for the Industrial Revenue Bond lease-purchase obligation and various noncancelable operating leases with initial terms of one year or more are as follows:

                                               Lease-
                                               Purchase           Operating
Year ending June 30                            Obligation         Leases
                                               ----------         ----------
1999                                           $ 438,750          $  737,000
2000                                             207,750             483,000
2001                                                                 252,000
2002                                                                 122,000
2003                                                                  52,000
                                                                   ---------

Total minimum lease payments                   $ 646,500          $1,646,000
                                                                  ==========

Amounts representing interest                     46,500
                                               ---------

Present value of net minimum lease payments    $ 600,000
                                               =========

Total rent expense (exclusive of the lease-purchase obligation) was $1,035,000 in fiscal 1998, $911,000 in fiscal 1997, and $866,000 in fiscal
1996.

Costs to complete the expansion of plant facilities and the purchase of machinery and equipment approximated $660,000 at June 30, 1998.

Subsequent to June 30, 1998, the Company entered into a $1.4 million contract for the construction of a new manufacturing plant.


Note 4 - Federal Income Taxes

A reconciliation of the federal income tax provision to the amount computed by applying the applicable statutory federal income tax rate (34%) to earnings before federal income taxes follows:

                                           1998              1997              1996
                                           ----              ----              ----
Computed amount                         $ 4,005,000       $ 3,661,000       $ 2,231,000
Life Insurance policies                     (97,000)          (94,000)          (90,000)
Other                                        44,000            26,000            28,000
                                        -----------       -----------       -----------

Total federal income tax provision      $ 3,952,000       $ 3,593,000       $ 2,169,000
                                        ===========       ===========       ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1998 and 1997 are as follows:

                                         1998            1997
                                         ----            ----
Deferred tax liabilities:
  Accelerated tax depreciation        $4,231,000      $3,825,000
                                      ----------      ----------

Total deferred tax liabilities         4,231,000       3,825,000
                                      ----------      ----------

Deferred tax assets:
  Employee benefits                    2,776,000       2,942,000
  Inventory                              152,000         121,000
  Other                                   52,000         107,000
                                      ----------      ----------

    Total deferred tax assets          2,980,000       3,170,000
                                      ----------      ----------

    Net deferred tax liabilities      $1,251,000      $  655,000
                                      ==========      ==========

Income taxes paid by the Company during fiscal 1998, fiscal 1997, and fiscal 1996 totaled $3,358,000, $2,835,000 and $1,685,000, respectively.

Note 5 - Employee Benefits

The Company sponsors three defined benefit pension plans covering substantially all employees. Benefits under two of the plans are based on negotiated rates times years of service. Under the remaining plan, benefits are based on compensation during the years immediately preceding retirement and years of service. It is the Company's policy to make contributions to these plans sufficient to meet minimum funding requirements of the applicable laws and regulations, plus such additional amounts, if any, as the Company's actuarial consultants advise to be appropriate. Plan assets for these plans consist principally of fixed income instruments, equity securities and participation in insurance company contracts. A summary of the components of net pension expense for these plans is as follows:

                                       1998              1997              1996
                                       ----              ----              ----
Service cost                       $   523,000       $   478,000       $   408,000
Interest cost                        1,460,000         1,375,000         1,328,000
Actual return on plan assets        (4,586,000)       (1,780,000)       (2,415,000)
Net amortization and deferral        3,306,000           706,000         1,494,000
                                   -----------       -----------       -----------

                                   $   703,000       $   779,000       $   815,000
                                   ===========       ===========       ===========

In accounting for pension plans, the Company used a discount rate of 7.25% in 1998, and 7.75% in 1997 and 1996, a 5% rate of increase in compensation, and an 8% expected rate of return on assets. The following table sets forth the plans' funded status at the March 31, 1998 and 1997 measurement dates:

                                         Plans for Which                       Plans for Which
                                         Assets Exceed                         Accumulated Benefits
                                         Accumulated Benefits                  Exceed Assets
                                         --------------------                  --------------------
                                             1998               1997               1998               1997
                                             ----               ----               ----               ----
Actuarial present value of
 vested benefit obligations              $ 14,576,000       $  5,127,000       $  5,122,000       $ 12,815,000
                                         ============       ============       ============       ============

Actuarial present value of
 accumulated benefit obligations         $ 14,817,000       $  5,179,000       $  5,294,000       $ 13,171,000
                                         ============       ============       ============       ============

Plan assets at fair value                $ 19,571,000       $  8,791,000       $  5,102,000       $ 10,543,000
Projected benefit obligations              16,144,000          6,326,000          5,294,000         13,171,000
                                         ------------       ------------       ------------       ------------

Excess (deficiency) of assets
 over projected benefit obligations         3,427,000          2,465,000           (192,000)        (2,628,000)
Unrecognized net (gain)/loss                 (866,000)          (330,000)           895,000          2,270,000
Unrecognized prior service cost               539,000           (102,000)           332,000          1,056,000

Unrecognized net (asset)
 liability at transition                      (48,000)          (849,000)           756,000          2,269,000
Additional liability
 recognized under the
 minimum liability provisions                                                    (1,855,000)        (4,922,000)
                                         ------------       ------------       ------------       ------------

Net pension asset (liability)            $  3,052,000       $  1,184,000       $    (64,000)      $ (1,955,000)
                                         ============       ============       ============       ============

The Company sponsors a retirement plan for directors who are not employees of the Company. The net periodic pension expense for the plan was $156,000, $39,000 and $150,000 in fiscal 1998, 1997 and 1996, respectively. The actuarial present value of vested benefit obligations approximated $676,000 at June 30, 1998 and $514,000 at June 30, 1997. The plan is currently not fully funded.


Note 6 - Other Postretirement Benefits

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all of the Company's employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The benefits are provided through certain insurance companies.

The following table presents the plan's funded status reconciled with amounts recognized in the Company's financial statements:

                                                                June 30
                                                        1998                1997
                                                        ----                ----
Accumulated postretirement benefit obligation:
  Retirees                                          $(10,355,000)      $ (9,703,000)
  Fully eligible active plan participants             (2,846,000)        (2,234,000)
  Other active plan participants                      (7,293,000)        (5,686,000)
                                                    ------------       ------------

                                                     (20,494,000)       (17,623,000)

Unrecognized net gain                                 (1,193,000)        (3,497,000)
Unrecognized transition obligation                    13,476,000         14,374,000
                                                    ------------       ------------

Accrued postretirement benefit cost                 $ (8,211,000)      $ (6,746,000)
                                                    ============       ============
                                                  1998             1997               1996
                                                  ----             ----               ----
Net periodic postretirement
 benefit costs includes
 the following components:

  Service cost                                $   373,000       $   330,000       $   344,000
  Interests cost                                1,367,000         1,362,000         1,315,000
  Amortization of transition obligation
     over 20 years                                898,000           898,000           898,000
  Amortization of unrecognized gain              (100,000)         (119,000)         (123,000)
                                              -----------       -----------       -----------

Net periodic postretirement benefit cost      $ 2,538,000       $ 2,471,000       $ 2,434,000
                                              ===========       ===========       ===========


The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 8.0% for fiscal 1999 and 8.5% for fiscal year 1998 and is assumed to decrease gradually to 5.5% for 20004 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 1998 and 1997, by $2,303,000 and $1,829,000, respectively, and the aggregate of the service and interest cost components of net period postretirement benefit cost for the year ended June 30, 1998, by $226,000.

The weighted average discount rate used in determining the accumulated post retirement benefit obligation at June 30, 1998 and 1997 was 7.25% and 8%, respectively.

Note 7 - Industry Information

Federal Screw Works is a domestic manufacturer of industrial component parts, consisting of locknuts, bolts, piston pins, studs, bushings, shafts and other machined, cold formed, hardened and/or ground metal parts, all of which constitute a single business segment. The Company's products are manufactured at several plants and are fabricated from metal rod and bar, which are generally available at competitive prices from multiple sources. Production is in high-volume job lots to the specification of original equipment manufacturers and sold to them for incorporation into their assemblies. The majority of these sales are to manufacturers of automobiles and trucks, with the balance being mainly to manufacturers of nonautomotive durable goods. Approximately 89% of the Company's net sales in fiscal 1998 (90% and 91% in fiscal 1997 and fiscal 1996, respectively) were made either directly or indirectly to automotive companies. The Company generally does not require collateral from its customers. Customers comprising 10% or greater of the Company's net sales are summarized as follows:

                                1998      1997      1996
                                ----      ----      ----
Ford Motor Company               45%       47%       48%
General Motors Corporation       20%       20%       22%
All Others                       35%       33%       30%
                                ---       ---       ---
                                100%      100%      100%
                                ===       ===       ===

Sales to customers outside the United States are not significant.


Note 8 - Restricted Stock Bonus Plan

The Company maintains a restricted stock bonus plan for certain key employees. Shares issued under the plan are subject to certain restrictions which lapse generally over a period of six to ten years from date of grant. The market value of shares issued, considered to be compensation, is being charged to operations over the periods during which the restrictions lapse. The additional capital accounts reflect the tax benefits of the compensation deduction.


Note 9 - Litigation

The Company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that their outcome will not have a significant effect on the Company's financial statements.

Note 10 - Impact of New Accounting Standards

During 1998, the Company adopted "Statements of Financial Accounting Standards No. 128, Earnings Per Share; No. 129, Disclosure of Information About Capital Structure; No. 130, Reporting Comprehensive Income and No. 131, Disclosures About Segments of an Enterprise and Related Information," with no material impact to the Company's financial statements.

During 1998, the Financial Accounting Standards Board issued several new accounting standards: "Statements of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, and No. 133, Accounting for Derivative Instruments and Hedging Activities." The adoption of these standards will not have a material effect on the Company's financial statements.

                        Report of Independent Auditors

Board of Directors
Federal Screw Works


We have audited the accompanying balance sheets of Federal Screw Works as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Screw Works at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                            Ernst & Young LLP

Detroit, Michigan
August 10, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Inapplicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information is contained under the captions "Election of Directors," "Security Ownership of Management," and "Compliance with Section 16(a) of the Exchange Act" in the Registrant's Proxy Statement dated September 25, 1998 and is incorporated herein by reference.

         The following information supplements the information provided on pages 1 through 3 in the Registrant's Proxy Statement dated September 25, 1998 which is incorporated herein by reference.

         Name                               Position                                Age
         ----                               --------                                ---
John M. O'Brien........    Vice President-Sales and Marketing since 1986;           48
                           Vice President-General Sales Manager, 1984 to
                           1986; General Sales Manager, 1982 to 1984;
                           Sabbatical at Stanford University Business School,
                           1981 to 1982; Sales Representative, 1975 to 1981.

Jeffrey M. Harness.....    Vice President and General Manager - Chelsea             42
                           Division and Brighton Division since 1994; Vice
                           President and General Manager - Chelsea Division,
                           1992 to 1994; General Manager - Chelsea Division,
                           1985 to 1992; Sales Manager - Chelsea Division,
                           1984 to 1985; Sales Representative, 1982 to 1984;
                           Management Trainee, 1981 to 1982; Chelsea Division
                           Junior Buyer, 1980 to 1981.


ITEM 11.  EXECUTIVE COMPENSATION

         Information is contained under the captions "Directors Remuneration and Committees of the Board" and "Executive Compensation" in the Registrant's Proxy Statement dated September 25, 1998 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         Information is contained under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Registrant's Proxy Statement dated September 25, 1998 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information is contained under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement dated September 25, 1998 and is incorporated herein by reference.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1) Financial Statements. The following financial statements of the Registrant and Report of Independent Auditors are contained in "Item 8 Financial Statements and Supplementary Data."

         Financial Statements

         - Statements of Operations for the years ended
           June 30, 1998, 1997 and 1996

         - Statements of Cash Flows for the years ended
           June 30, 1998, 1997 and 1996

         - Balance sheets as of June 30, 1998 and 1997

         - Statements of Stockholders' equity for the years ended
           June 30, 1998, 1997 and 1996

         Report of Independent Auditors

         Notes to Financial Statements

         (2) Financial Statement Schedules. The following financial statement schedule is filed with this report, and appears on page 30.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         Other financial statement schedules have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the financial statements or notes thereto.

         (3) Exhibits. The Exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index. Exhibits designated with a "+" symbol represent the Registrant's management contracts or compensation plans or arrangements for directors and executive officers.

         (b) No reports on Form 8-K have been filed by Registrant during the last quarter of the period covered by this Report.

         The following documents are filed as a part of this report. Those Exhibits previously filed and incorporated herein by reference are identified below.

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

10.6*    Supplemental Executive Retirement Plan dated July, 1998.

27.*     Financial Data Schedule.

99. Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

* Filed with this report

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                     ADDITIONS
                                                     ---------
                                                             (2)
                                               (1)        Charged to
                              Balance at    Charged to    Other
                              Beginning     Costs and     Accounts -   Deductions -   Balance at
                              of Period     Expenses      Describe     Describe       End of Period
                              ----------    ----------    -----------  ------------   -------------
Valuation allowance for
  accounts receivable:
Year ended June 30, 1998      $ 50,000      $   --                         --         $ 50,000
Year ended June 30, 1997        25,000        25,000                       --           50,000
Year ended June 30, 1996        25,000          --                         --           25,000
Valuation allowance for
  inventories:
Year ended June 30, 1998      $217,000      $ 57,637                   $ 48,637(A)    $226,000
Year ended June 30, 1997       284,000       178,586                    245,586(A)     217,000
Year ended June 30, 1996       275,000       210,092                    201,092(A)     284,000

(A) Unsalable inventories charged off; corresponding reduction of allowance.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FEDERAL SCREW WORKS
                                                   (Registrant)


                                    By:     /s/ W T. ZURSCHMIEDE, JR.
                                            ---------------------------------
                                            W. T. ZurSchmiede, Jr.
                                            Chairman and Chief Executive
                                            Officer, Chief Financial Officer,
                                            Secretary and Treasurer

Date:   September 18, 1998


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wade C. Plaskey                    September 18, 1998
----------------------------------
Wade C. Plaskey
Corporate Controller
(Principal Accounting Officer)


/s/ Thomas W. Butler, Jr.              September 18, 1998
----------------------------------
Thomas W. Butler, Jr.
Director

/s/ Hugh G. Harness                    September 18, 1998
----------------------------------
Hugh G. Harness
Director

/s/ F. D. Tennent                      September 18, 1998
----------------------------------
F. D. Tennent
Director

/s/ W. T. ZurSchmiede, Jr.             September 18, 1998
----------------------------------
W. T. ZurSchmiede, Jr.
Director

/s/ Robert F. ZurSchmiede              September 18, 1998
----------------------------------
Robert F. ZurSchmiede
Director

/s/ Thomas ZurSchmiede                 September 18, 1998
----------------------------------
Thomas ZurSchmiede
Director

BH\175376.7
ID\ DMC

                                Exhibit Index

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

10.6*   Supplemental Executive Retirement Plan dated July, 1998.


27.*    Financial Data Schedule.

99. Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

* Filed with this report