Form 10-Q
period 1998-09-30
FEDERAL SCREW WORKS
filed 1998-11-13
CIK 34908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC 20549




                                  FORM 10-Q


(Mark One)
            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the period ended         September 30, 1998
                      ---------------------------------

                                      OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the transition period from ___________________ to ___________________


Commission File Number:             O-1837
                        ------------------------------


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
                                              -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing require- ments for the past 90 days.   YES __X__   NO _____


At September 30, 1998, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,086,412 shares of such common stock outstanding at that time.


                                 (continued)

Part I  FINANCIAL INFORMATION



                             FEDERAL SCREW WORKS
                     CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)


                                                        Sept. 30    June 30
                                                          1998        1998
                                                        --------    -------

                      ASSETS
Current Assets:

  Cash . . . . . . . . . . . . . . . . . . . . . .      $    59     $   975

  Accounts Receivable, Less Allowance of $50 . . .       13,273      11,816


  Inventories:
  Finished Products. . . . . . . . . . . . . . . .        5,061       4,642
  In-Process Products. . . . . . . . . . . . . . .        6,533       6,065
  Raw Materials And Supplies . . . . . . . . . . .        1,748       2,377
                                                        -------     -------
                                                         13,342      13,084

  Prepaid Expenses And Other Current Accounts. . .          394         737
  Deferred Income Taxes  . . . . . . . . . . . . .        1,009         946
                                                        -------     -------

     Total Current Assets. . . . . . . . . . . . .       28,077      27,558


Other Assets:

  Intangible Pension Asset . . . . . . . . . . . .          961         961
  Cash Value Of Life Insurance . . . . . . . . . .        5,217       5,190
  Prepaid Pension Cost . . . . . . . . . . . . . .        3,055       3,051
  Miscellaneous. . . . . . . . . . . . . . . . . .          323         324
                                                        -------     -------
                                                          9,556       9,526

Property, Plant And Equipment. . . . . . . . . . .       87,819      87,156
  Less Accumulated Depreciation. . . . . . . . . .       50,463      49,374
                                                        -------     -------

                                                         37,356      37,782
                                                        -------     -------

Total Assets . . . . . . . . . . . . . . . . . . .      $74,989     $74,866
                                                        =======     =======


                                                       Sept. 30     June 30
                                                         1998         1998
                                                       --------     -------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable . . . . . . . . . . . . . . . .      $ 4,692     $ 4,812
  Payroll And Employee Benefits. . . . . . . . . .        4,331       7,559
  Dividends Payable. . . . . . . . . . . . . . . .        2,064         109
  Federal Income Taxes . . . . . . . . . . . . . .          610       1,171
  Taxes, Other Than Income Taxes . . . . . . . . .        1,987       1,396
  Accrued Pension Contributions  . . . . . . . . .            0          65
  Other Accrued Liabilities. . . . . . . . . . . .          145          66
  Current Maturities Of Long-Term Debt . . . . . .          400         400
                                                        -------     -------

     Total Current Liabilities . . . . . . . . . .       14,229      15,578

Long Term Liabilities:
  Long-Term Debt . . . . . . . . . . . . . . . . .        2,520         450
  Postretirement Benefits Other Than Pensions. . .        8,624       8,211
  Deferred Income Taxes. . . . . . . . . . . . . .        2,129       2,197
  Employee Benefits. . . . . . . . . . . . . . . .        1,016       1,017
  Other Liabilities. . . . . . . . . . . . . . . .          718         634
                                                        -------     -------

     Total Long-Term Liabilities . . . . . . . . .       15,007      12,509


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares;  1,086,412 Shares Outstanding
  at September 30, 1998 and at June 30, 1998. . . .       1,086       1,086
  Additional Capital  . . . . . . . . . . . . . . .       3,215       3,210
  Retained Earnings . . . . . . . . . . . . . . . .      42,043      43,074
  Other Comprehensive Income. . . . . . . . . . . .        (591)       (591)
                                                         ------      ------

     Total Stockholders' Equity . . . . . . . . . .      45,753      46,779
                                                        -------     -------

Total Liabilities and Stockholders' Equity  . . . .     $74,989     $74,866
                                                        =======     =======

See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (Thousands of Dollars, Except Per Share)

                                         Three Months  Three Months
                                            Ended         Ended
                                           Sept. 30      Sept. 30
                                             l998          1997
                                         ------------  ------------
Net Sales ............................      $25,468      $24,716

Costs And Expenses:

   Cost of Products Sold .............       22,228       21,594

   Selling And Administrative Expenses        1,633        1,661

   Interest Expense ..................           42           20
                                            -------      -------

      Total Costs and Expenses .......       23,903       23,275
                                            -------      -------

Earnings Before Federal
   Income Taxes ......................        1,565        1,441

Federal Income Taxes .................          532          489
                                            -------      -------

Net Earnings .........................      $ 1,033      $   952
                                            =======      =======


Per Share Of Common Stock:

Basic and Diluted Earnings Per Share .      $   .95      $   .88

Cash Dividends Per Share .............      $  1.90      $  1.70
                                            =======      =======

See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)


                                                           Three Months
                                                              Ended
                                                           September 30
                                                         1998        1997
                                                         ----        ----
Operating Activities
  Net Earnings ....................................    $ 1,033     $   952
  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ...............      1,090         991
      Increase In Cash Value of Life Insurance ....        (27)        (27)
      Change In Deferred Income Taxes .............       (131)         38
      Employee Benefits ...........................         (1)        (22)
      Other .......................................        499         337
      Changes In Operating Assets And Liabilities:
       Accounts Receivable ........................     (1,457)       (787)
       Inventories And Prepaid Expenses ...........         85       1,195
       Accounts Payable And Accrued Expenses ......     (3,304)     (4,976)
                                                       -------     -------

Net Cash Provided By Operating Activities .........     (2,213)     (2,299)

Investing Activities
  Purchases of Property, Plant And Equipment-Net ..       (664)     (1,397)

Financing Activities
  Proceeds and Repayments on Bank Borrowings ......      2,070       2,760
  Dividends Paid ..................................       (109)       (109)
                                                       -------     -------

Net Cash Used In Financing Activities .............      1,961       2,651
                                                       -------     -------

Decrease In Cash ..................................       (916)     (1,045)

Cash At Beginning Of Period .......................        975       1,176
                                                       -------     -------

Cash At End Of Period .............................    $    59     $   131
                                                       =======     =======

See Accompanying Notes.

                             FEDERAL SCREW WORKS
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1999.


Note B - Debt

On October 20, 1998, Comerica Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2001, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2003. As of September 30, 1998, there was $2,320,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.


Note C - Dividends

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS: Net sales for the Company's first quarter ended September 30, 1998, increased $752,000, or 3.0%, compared with net sales for the first quarter of the prior year. The increase is attributable mainly to our strong participation in a new truck program which has begun to ramp up production.

Gross profit for the three month period ended September 30, 1998, increased $118,000, or 3.8%, as compared with gross profit for the first quarter of the prior year. The increase is attributable mainly to additional volume and improved product mix.

Selling and administrative expenses decreased $28,000, or (1.7%), for the first quarter ended September 30, 1998, as compared with the first quarter of the prior year.

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

YEAR 2000 MATTERS: The Company completed a comprehensive review of its operations related to the "Year 2000" issue during fiscal 1998. This review included an assessment of the Company's mainframe computer system, operating and application systems, microcomputer and office systems, facilities, and production equipment. This review also included correspondence with major vendors and customers. Management believes it has identified those systems that could be affected by the "Year 2000" issue. The Company has implemented a plan to resolve these issues and expects to complete the plan and the related testing by December 31, 1998.

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

The Company has developed contingency plans for its significant operations and is continuously monitoring the progress toward the established "Year 200" plan. These plans include preliminary discussions with the Company's primary software vendors to replace critical applications that may become inoperable as a result of the "Year 2000" issue. The Company may increase inventory levels to insure that supplies are not interrupted.

The total "Year 2000" project cost is estimated at approximately $400,000, which includes estimated costs to be incurred to acquire upgraded software that will be capitalized. It is anticipated that these costs will be paid for with cash from operations.



DIVIDENDS: The Board of Directors, in August 1998, declared a $.10 per share quarterly dividend and an extra $1.80 per share dividend, both payable October 1, 1998, to shareholders of record September 4, 1998.



LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $1,868,000 from $11,980,000 at June 30, 1998, to $13,848,000 at September 30, 1998.

At September 30, 1998, the Company had available $22,680,000 under its bank credit agreement.

Capital expenditures for the three month period ended September 30, 1998, were approximately $0.7 million, and, for the year, are expected to approximate $7.2 million, of which approximately $2.2 million has been committed as of September 30, 1998.

There have been no material changes concerning environmental matters since those reported in the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1998, except that a settlement agreement regarding the Springfield Township site described in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, was imbodied in a Consent Decree that was entered by the Court on September 14, 1998.



FORWARD LOOKING STATEMENTS: The foregoing discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various uncertainties, including competition, the loss of, or reduction in business with, the Company's principal customers, work stoppages, strikes and slowdowns at the Company's facilities and those of its customers; adverse changes in economic conditions generally and those of the automotive industry, specifically.




PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

         The information set forth at the conclusion of the Liquidity and Capital Resources discussion in Item 2 of Part I concerning environmental matters is incorporated by reference.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.


Item 5.  Shareholder Proposals for 1999 Annual Meeting of Shareholders

         Shareholder proposals pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934 must be received by the Company no later than May 31, 1999 in order to be included in the Company's Proxy Statement and Form of Proxy for that meeting. Such proposals must also meet the other requirements of the rules of the Securities and Exchange Commission relating to shareholders' proposals.

         Any shareholder proposal submitted for consideration at the Company's 1999 Annual Meeting of Shareholders will be considered untimely if
(a) the proposal is submitted outside the processes of Rule 14a-8 and (b) the Company receives notice of the proposal after August 11, 1999.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 10.2 One year extension of revolving credit and term loan agreement by and between Registrant and Comerica Bank dated October 20, 1998.

              Exhibit 27   Financial Data Schedule.


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




Date   November 13, 1998            /s/ W. T. ZurSchmiede, Jr.
      -------------------          ---------------------------
                                   W. T. ZurSchmiede, Jr.
                                   Chairman, Chief Executive Officer
                                   and Chief Financial Officer




Exhibit Index:
         Exhibit 10.2 One Year Extension of Revolving Credit and Term Loan Agreement By and Between Registrant and Comerica Bank Dated October 20, 1998.


         Exhibit 27     Financial Data Schedule