Form 10-Q
period 1998-12-31
FEDERAL SCREW WORKS
filed 1999-02-12
CIK 34908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC 20549




                                  FORM 10-Q


(Mark One)
            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the period ended         December 31, 1998
                      ---------------------------------

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
                                              -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing require- ments for the past 90 days. YES __X__ NO _____


At December 31, 1998, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,086,412 shares of such common stock outstanding at that time.


                                 (continued)

Part I  FINANCIAL INFORMATION




                             FEDERAL SCREW WORKS
                     CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)


                                                     Dec. 31    June 30
                                                       1998      1998
                                                     -------    -------
                                    ASSETS
Current Assets:

  Cash ...........................................   $   373   $   975

  Accounts Receivable, Less Allowance of $50 .....    12,950    11,816


  Inventories:
  Finished Products ..............................     4,944     4,642
  In-Process Products ............................     6,103     6,065
  Raw Materials And Supplies .....................     1,283     2,377
                                                     -------   -------
                                                      12,330    13,084

  Prepaid Expenses And Other Current Accounts ....       264       737
  Deferred Income Taxes ..........................     1,080       946
                                                     -------   -------

     Total Current Assets ........................    26,997    27,558


Other Assets:

  Intangible Pension Asset .......................       961       961
  Cash Value Of Life Insurance ...................     5,244     5,190
  Prepaid Pension Cost ...........................     3,002     3,051
  Miscellaneous ..................................       420       324
                                                     -------   -------
                                                       9,627     9,526

Property, Plant And Equipment ....................    90,373    87,156
  Less Accumulated Depreciation ..................    51,589    49,374
                                                     -------   -------

                                                      38,784    37,782
                                                     -------   -------
Total Assets .....................................   $75,408   $74,866
                                                     =======   =======

                                                         Dec. 31    June 30
                                                          1998        1998
                                                         -------    -------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable ...................................   $  3,982    $  4,812
  Payroll And Employee Benefits ......................      5,153       7,559
  Dividends Payable ..................................        109         109
  Federal Income Taxes ...............................        239       1,171
  Taxes, Other Than Income Taxes .....................      2,272       1,396
  Accrued Pension Contributions ......................          0          65
  Other Accrued Liabilities ..........................        144          66
  Current Maturities Of Long-Term Debt ...............        400         400
                                                         --------    --------

     Total Current Liabilities .......................     12,299      15,578

Long Term Liabilities:
  Long-Term Debt .....................................      2,850         450
  Postretirement Benefits Other Than Pensions ........      9,037       8,211
  Deferred Income Taxes ..............................      2,071       2,197
  Employee Benefits ..................................      1,037       1,017
  Other Liabilities ..................................        833         634
                                                         --------    --------

     Total Long-Term Liabilities .....................     15,828      12,509


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
    2,000,000 Shares;  1,086,412 Shares Outstanding
    at December 31, 1998 and at June 30, 1998 ........      1,086       1,086
  Additional Capital .................................      3,215       3,210
  Retained Earnings ..................................     43,571      43,074
  Accumulated Other Comprehensive Income .............       (591)       (591)
                                                         --------    --------

     Total Stockholders' Equity ......................     47,281      46,779
                                                         --------    --------

Total Liabilities and Stockholders' Equity ...........   $ 75,408    $ 74,866
                                                         ========    ========


See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (Thousands of Dollars, Except Per Share)


                                        Three Months Ended   Six Months Ended
                                        ------------------   -----------------
                                         Dec. 31   Dec. 31   Dec. 31   Dec. 31
                                          l998      1997      1998      1997
                                        --------   -------   -------  -------
Net Sales ............................   $29,515   $25,384   $54,983   $50,100

Costs And Expenses:

   Cost of Products Sold .............    25,174    21,930    47,402    43,524

   Selling And Administrative
     Expenses ........................     1,791     1,363     3,424     3,024

   Interest Expense ..................        68        56       110        76
                                         -------   -------   -------   -------

      Total Costs and Expenses .......    27,033    23,349    50,936    46,624
                                         -------   -------   -------   -------

Earnings Before Federal
   Income Taxes ......................     2,482     2,035     4,047     3,476

Federal Income Taxes .................       845       692     1,377     1,181
                                         -------   -------   -------   -------

Net Earnings .........................   $ 1,637   $ 1,343   $ 2,670   $ 2,295
                                         =======   =======   =======   =======



Per Share Of Common Stock:

Basic and Diluted Earnings
  Per Share ..........................   $  1.51   $  1.23   $  2.46   $  2.11
                                         =======   =======   =======   =======

Cash Dividends Per Share .............   $   .10   $   .10   $  2.00   $  1.80
                                         =======   =======   =======   =======


See Accompanying Notes.


                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

                                                       Six Months
                                                         Ended
                                                       December 31
                                                      ---------------
                                                      1998       1997
                                                      ----       ----
Operating Activities
  Net Earnings ...................................   $ 2,670    $ 2,295

  Adjustments to Reconcile Net Earnings
    to Net Cash Provided By (Used In) Operating
     Activities:
      Depreciation and Amortization ..............     2,215      1,997
      Increase In Cash Value of Life Insurance ...       (54)       (54)
      Change In Deferred Income Taxes ............      (260)       170
      Employee Benefits ..........................        20        (40)
      Amortization of Restricted Stock ...........         0          0
      Other ......................................       984        614
      Changes In Operating Assets And Liabilities:
       Accounts Receivable .......................    (1,134)       173
       Inventories And Prepaid Expenses ..........     1,227      1,484
       Accounts Payable And Accrued Expenses .....    (3,280)    (5,587)
                                                     -------    -------

Net Cash Provided By Operating Activities ........     2,388      1,052

Investing Activities
  Purchases of Property, Plant And
    Equipment-Net ................................    (3,217)    (2,631)

Financing Activities
  Proceeds and Repayments on Bank Borrowings .....     2,400      2,680
  Principal Payments on Lease Purchase
    Obligations ..................................         0       (200)
  Dividends Paid .................................    (2,173)    (1,956)
                                                     -------    -------

Net Cash Provided By Financing Activities ........       227        524
                                                     -------    -------

Decrease In Cash .................................      (602)    (1,055)

Cash At Beginning Of Period ......................       975      1,176
                                                     -------    -------

Cash At End Of Period ............................   $   373    $   121
                                                     =======    =======


See Accompanying Notes.

                             FEDERAL SCREW WORKS
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1999.


Note B - Debt

On October 20, 1998, Comerica Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2001, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2003. As of December 31, 1998, there was $2,850,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.


Note C - Dividends

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.


Note D - Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share.

Statement No. 128 has had no impact on the Company's calculation of average shares outstanding or earnings per share for any of the years presented.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS: Net sales for the Company's second quarter ended December 31, 1998, increased $4,131,000, or 16.3%, compared with net sales for the second quarter of the prior year. Net sales for the six month period ended December 31, 1998, increased $4,883,000, or 9.7%, compared with the six month period of the prior year. The increase is attributable mainly to our participation in a new truck program, and increased automotive and refrigeration sales.

        Gross profit for the three month period ended December 31, 1998, increased $887,000, or 25.7%, as compared with gross profit for the second quarter of the prior year. Gross profit for the six month period ended December 31, 1998, increased $1,005,000, or 15.3%, as compared with the six month period of the prior year. The increase is attributable mainly to additional volume and improved product mix.

Selling and administrative expenses increased $428,000, or 31.4%, for the second quarter ended December 31, 1998, as compared with the second quarter of the prior year. Selling and administrative expenses increased $400,000, or 13.2%, as compared with the six month period ended December 31, 1997. The increase is mainly attributable to increases in compensation and related expense.

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


YEAR 2000 MATTERS: The Company completed a comprehensive review of its operations related to the "Year 2000" issue during fiscal 1998. This review included an assessment of the Company's mainframe computer system, operating and application systems, microcomputer and office systems, facilities, and production equipment. This review also included correspondence with major vendors and customers. Management believes it has identified those systems that could be affected by the "Year 2000" issue. The Company has implemented a plan to resolve these issues and has revised its expected completion date to June, 1999.

During the fiscal year ended June 30, 1998, the Company installed a new mainframe computer system and operating system that are "Year 2000" compliant. Implementation and testing of mainframe applications is ongoing and is expected to be completed by June 1, 1999. The Company believes that, with modification of its existing computer systems and updates by vendors in the ordinary course of business, the "Year 2000" issue will not pose significant operational problems of the Company's computer systems. However, if such modifications are not made, or are not completed timely, the "Year 2000" issue could have a material impact on the operations of the Company.

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

        DIVIDENDS: The Board of Directors, in October 1998, declared a $.10 per share quarterly dividend, paid January 4, 1999, to shareholders of record December 4, 1998.


        LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $2,718,000 from $11,980,000 at June 30, 1998, to $14,698,000 at December 31,
1998.

        At December 31, 1998, the Company had available $22,150,000 under its bank credit agreement.

        Capital expenditures for the six month period ended December 31, 1998, were approximately $3.2 million, and, for the year, are expected to approximate $7.2 million, of which approximately $3.4 million has been committed as of December 31, 1998.

There have been no material changes concerning environmental matters since those reported in the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998.


FORWARD LOOKING STATEMENTS: The foregoing discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various uncertainties, including competition, Information Systems issues related to the Year 2000, the loss of, or reduction in business with, the Company's principal customers, work stoppages, strikes and slowdowns at the Company's facilities and those of its customers; adverse changes in economic conditions generally and those of the automotive industry, specifically.



PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

        The information set forth at the conclusion of the Liquidity and Capital Resources discussion in Item 2 of Part I concerning environmental matters is incorporated by reference.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable.



Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibit 27   Financial Data Schedule.


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




                                            Federal Screw Works
                                            ---------------------------------




Date   February 12, 1999                    /s/ W.T. ZurSchmiede, Jr.
      -------------------                   ---------------------------------
                                            W. T. ZurSchmiede, Jr.
                                            Chairman, Chief Executive Officer
                                            and Chief Financial Officer


Exhibit Index:
        Exhibit 27     Financial Data Schedule