Form 10-Q
period 1999-03-31
FEDERAL SCREW WORKS
filed 1999-05-14
CIK 34908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC 20549




                                  FORM 10-Q


(Mark One)
            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934

For the period ended           March 31, 1999
                      -----------------------------------------------------

                                      OR

             [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the transition period from ___________________ to _____________________


Commission File Number:             O-1837
                        ---------------------------------------------------

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


At March 31, 1999, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,086,412 shares of such common stock outstanding at that time.



                                 (continued)

Part I  FINANCIAL INFORMATION


                             FEDERAL SCREW WORKS
                     CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)

                                                   Mar. 31    June 30
                                                    1999        1998
                                                   -------    -------

                      ASSETS
Current Assets:

  Cash ......................................     $   149     $   975

  Accounts Receivable, Less Allowance of $50       15,059      11,816


  Inventories:
  Finished Products .........................       5,589       4,642
  In-Process Products .......................       6,425       6,065
  Raw Materials And Supplies ................       2,112       2,377
                                                  -------     -------
                                                   14,126      13,084

  Prepaid Expenses And Other Current Accounts         311         737
  Deferred Income Taxes .....................       1,156         946
                                                  -------     -------

     Total Current Assets ...................      30,801      27,558


Other Assets:

  Intangible Pension Asset ..................         961         961
  Cash Value Of Life Insurance ..............       5,271       5,190
  Prepaid Pension Cost ......................       2,957       3,051
  Miscellaneous .............................         421         324
                                                  -------     -------
                                                    9,610       9,526

Property, Plant And Equipment ...............      92,570      87,156
  Less Accumulated Depreciation .............      52,739      49,374
                                                  -------     -------

                                                   39,831      37,782
                                                  -------     -------

Total Assets ................................     $80,242     $74,866
                                                  =======     =======

                                                         Mar. 31    June 30
                                                          1999        1998
                                                         -------    -------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ................................     $  6,260    $  4,812
  Payroll And Employee Benefits ...................        6,747       7,559
  Dividends Payable ...............................          109         109
  Federal Income Taxes ............................          232       1,171
  Taxes, Other Than Income Taxes ..................        2,056       1,396
  Accrued Pension Contributions ...................          114          65
  Other Accrued Liabilities .......................          156          66
  Current Maturities Of Long-Term Debt ............          400         400
                                                        --------    --------

     Total Current Liabilities ....................       16,074      15,578

Long Term Liabilities:
  Long-Term Debt ..................................        1,525         450
  Postretirement Benefits Other Than Pensions .....        9,451       8,211
  Deferred Income Taxes ...........................        2,018       2,197
  Employee Benefits ...............................        1,057       1,017
  Other Liabilities ...............................        1,041         634
                                                        --------    --------

     Total Long-Term Liabilities ..................       15,092      12,509


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares;  1,086,412 Shares Outstanding
  at March 31, 1999 and at June 30, 1998  .........        1,086       1,086
  Additional Capital ..............................        3,215       3,210
  Retained Earnings ...............................       45,366      43,074
  Accumulated Other Comprehensive Income ..........         (591)       (591)
                                                        --------    --------

     Total Stockholders' Equity ...................       49,076      46,779
                                                        --------    --------

Total Liabilities and Stockholders' Equity ........     $ 80,242    $ 74,866
                                                        ========    ========


See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (Thousands of Dollars, Except Per Share)

                                           Three Months Ended      Nine Months Ended
                                           Mar. 31    Mar. 31     Mar. 31     Mar. 31
                                             l999       1998        1999        1998
                                           -------    -------     -------     -------
Net Sales ............................     $31,327     $28,536     $86,310     $78,636

Costs And Expenses:

   Cost of Products Sold .............      26,564      23,951      73,966      67,475

   Selling And Administrative Expenses       1,857       1,805       5,281       4,829

   Interest Expense ..................          22          37         132         113
                                           -------     -------     -------     -------
      Total Costs and Expenses .......      28,443      25,793      79,379      72,417
                                           -------     -------     -------     -------
Earnings Before Federal
   Income Taxes ......................       2,884       2,743       6,931       6,219

Federal Income Taxes .................         980         933       2,357       2,114
                                           -------     -------     -------     -------
Net Earnings .........................     $ 1,904     $ 1,810     $ 4,574     $ 4,105
                                           =======     =======     =======     =======


Per Share Of Common Stock:

Basic and Diluted Earnings Per Share .     $  1.75     $  1.67     $  4.21     $  3.78
                                           =======     =======     =======     =======
Cash Dividends Per Share .............     $   .10     $   .10     $  2.10     $  1.90
                                           =======     =======     =======     =======


See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

                                                            Nine Months
                                                               Ended
                                                              March 31
                                                          1999         1998
                                                          ----         ----

Operating Activities
  Net Earnings ....................................     $ 4,574      $ 4,105

  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ...............       3,410        3,072
      Increase In Cash Value of Life Insurance ....         (82)         (82)
      Change In Deferred Income Taxes .............        (389)         231
      Employee Benefits ...........................          41          (53)
      Other .......................................       1,646          970
      Changes In Operating Assets And Liabilities:
       Accounts Receivable ........................      (3,243)      (1,317)
      Inventories And Prepaid Expenses ............        (615)         967
       Accounts Payable And Accrued Expenses ......         496       (2,345)
                                                        -------      -------
Net Cash Provided By Operating Activities .........       5,838        5,548

Investing Activities
  Purchases of Property, Plant And Equipment-Net ..      (5,458)      (5,047)

Financing Activities
  Proceeds and Repayments on Bank Borrowings ......       1,075          700
  Principal Payments on Lease Purchase Obligations            0         (200)
  Purchase of Common Stock ........................           0           (5)
  Dividends Paid ..................................      (2,281)      (2,065)
                                                        -------      -------
Net Cash (Used In) Financing Activities ...........      (1,206)      (1,570)
                                                        -------      -------
Decrease In Cash ..................................        (826)      (1,069)

Cash At Beginning Of Period .......................         975        1,175
                                                        -------      -------
Cash At End Of Period .............................     $   149      $   106
                                                        =======      =======

See Accompanying Notes.

                             FEDERAL SCREW WORKS
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 1999, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1999.


Note B - Debt

On October 20, 1998, Comerica Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2001, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2003. Outstanding borrowings under the Revolving Credit and Term Loan Agreement were $1,525,000 at March 31, 1999, and $250,000 at June 30, 1998.


Note C - Dividends

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS: Net sales for the Company's third quarter ended March 31, 1999, increased $2,791,000, or 9.8%, compared with net sales for the third quarter of the prior year. Net sales for the nine month period ended March 31, 1999, increased $7,674,000, or 9.8%, compared with the nine month period of the prior year. The increase is attributable mainly to new products on new vehicles and increased sales to large automotive suppliers and to the refrigeration industry.

Gross profit for the three month period ended March 31, 1999, increased $178,000, or 3.9%, as compared with gross profit for the third quarter of the prior year. Gross profit for the nine month period ended March 31, 1999, increased $1,183,000, or 10.6%, as compared with the nine month period of the prior year. The increase is attributable mainly to additional volume and improved product mix.

Selling and administrative expenses increased $52,000, or 2.9%, for the third quarter ended March 31, 1999, as compared with the third quarter of the prior year. Selling and administrative expenses increased $452,000, or 9.4%, as compared with the nine month period ended March 31, 1998. The increase is mainly attributable to increases in compensation and related expenses.

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

On April 30, 1999, the Company concluded a new three year agreement with the United Auto Workers covering the employees of the Chelsea Division.


YEAR 2000 MATTERS: The Company completed a comprehensive review of its operations related to the "Year 2000" issue during fiscal 1998. This review included an assessment of the Company's mainframe computer system, operating and application systems, microcomputer and office systems, facilities, and production equipment. This review also included correspondence with major vendors and customers. Management believes it has identified those systems that could be affected by the "Year 2000" issue. The Company has implemented a plan to resolve these issues and expects completion in June, 1999.

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


DIVIDENDS: The Board of Directors, in February 1999, declared a $.10 per share quarterly dividend, paid April 1, 1999, to shareholders of record March 5, 1999.


LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $2,747,000 from $11,980,000 at June 30, 1998, to $14,727,000 at March 31, 1999.

At March 31, 1999, the Company had available $23,475,000 under its bank credit agreement.

Capital expenditures for the nine month period ended March 31, 1999, were approximately $5.5 million, and, for the year, are expected to approximate $8.3 million, of which approximately $2.8 million has been committed as of March 31, 1999.

There have been no material changes concerning environmental matters since those reported in the Registrant's Report on Form 10-Q for the quarter ended December 31, 1998.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         Not Applicable.


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


Date   May 14, 1999                       /s/ W.T. ZurSchmiede, Jr.
      --------------                     ---------------------------------
                                         W. T. ZurSchmiede, Jr.
                                         Chairman, Chief Executive Officer
                                         and Chief Financial Officer

Exhibit Index:
          Exhibit 27     Financial Data Schedule