Form 10-K405
period 1999-06-30
FEDERAL SCREW WORKS
filed 1999-09-29
CIK 34908

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 1999

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

As of September 1, 1999 the aggregate market value of the common stock of Registrant held by non-affiliates was $33,344,688.

The number of shares outstanding of each of the Registrant's classes of common stock, as of September 1, 1999, is as follows:

      Title of Class                     Number of Shares Outstanding
       Common Stock,                            1,075,912
       $1 Par Value

                      DOCUMENT INCORPORATED BY REFERENCE

Certain information from the Proxy Statement of the Registrant dated September 27, 1999 has been incorporated by reference in response or partial response to Items 10, 11, 12 and 13 in this Report.

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

        Approximately 86% of the Registrant's net sales in fiscal 1999 (89% and 90% in fiscal 1998 and fiscal 1997, respectively) were made either directly or indirectly to automotive companies. The Registrant generally does not require collateral from its customers.

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


        Customers comprising 10% or greater of the Registrant's net sales are summarized as follows:

                                      1999   1998   1997
                                       ---    ---    ---
Ford Motor Company .................   43%    45%    47%
General Motors Corporation .........   17%    20%    20%
All Others .........................   40%    35%    33%
                                      ---    ---    ---
                                      100%   100%   100%
                                      ===    ===    ===

        Many of the Registrant's customers, and other suppliers to the Registrant's customers, are unionized, and work stoppages, slow-downs or other labor disputes experienced by, and the labor relations policies of, such customers and suppliers, could have an adverse effect on the Registrant's results of operations.

        As of August 31, 1999, the Registrant had an estimated backlog of firm orders amounting to approximately $15,000,000, all of which are expected to be filled within the 2000 fiscal year. The comparable backlog as of August 31, 1998 amounted to approximately $14,500,000.

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

        The Registrant presently employs approximately 523 hourly-rated and salaried personnel. The Registrant's hourly work forces at the Chelsea and Romulus facilities are unionized. The Registrant's contracts with the unions in Chelsea and Romulus expire in May of 2002 and January of 2000, respectively.

        Sales to customers outside the United States are not significant.

ITEM 2.  DESCRIPTION OF PROPERTY.

        The Registrant's industrial component parts are manufactured in seven plants located throughout Michigan.

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

        The Romulus Division is housed in a 100,000 square foot plant on 22 acres of land in Romulus, Michigan. This division uses nutformers as primary equipment to manufacture special prevailing torque locknuts. Products include locknuts, connecting rod nuts, and other special nut products, in both metric and inch sizes. The plant has its own furnace for heat treating in-process parts. Annealing and pickling of the steel coils used in manufacturing nut products is performed by the adjacent Romulus Steel Processing Division.

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

        The Brighton Division occupies a 19,000 square foot leased facility in Brighton, Michigan. The lease expires in December, 2001. The Division manufactures perishable tooling, primarily for the cold heading industry. More than one-half of its output is consumed by the Registrant's Romulus and Big Rapids Divisions.

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

        In early February, the Company began operations in a new 35,000 square foot plant in Traverse City, Michigan. The Traverse City Division manufacturers special assemblies for automotive customers.

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

        The Rose Township Site was the first site selected by the EPA for remediation. The participating PRPs were successful in negotiating a Consent Decree which was approved by the United States District Court for the Eastern District of Michigan under which the Registrant has agreed to participate in the cost of the clean-up. These costs have been paid by the Company and no additional costs are expected. The State of Michigan appealed the Consent Decree to the United States Court of Appeals for the Sixth Circuit which affirmed entry of the Decree.

        The same PRPs have actively been engaged in negotiations with the EPA and the Michigan Department of Environmental Quality ("MDEQ") in an effort to agree upon mutually acceptable remediation parameters for the Springfield Township site. An agreement has now been reached with the EPA and the MDEQ and a Consent Decree embodying the settlement terms has been entered with the United States District Court for the Eastern District of Michigan. Remediation costs for which the Company is liable are not expected to have a material effect on the Company's financial statements. With respect to the Cemetery site, the EPA has performed a site clean-up but has not asserted claims against any of the identified PRPs which suggests that the evidence of involvement by such parties is weak. The Company received a notice letter from a representative of the Barrels, Inc. site PRP Group located in Lansing, Michigan indicating that "empty" drums from the Company were shipped to the site. The waste allegedly shipped by the Company is 3520 gallons which is equal to approximately 0.02 percent of the total waste at the site. Since the total site costs for all parties are not expected to exceed $10 million, the Company's share of the costs are not expected to be material. No investigation has been undertaken to the Company's knowledge which would identify any costs to be incurred by the Company which might have a material effect on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Inapplicable.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS.

        The Registrant's common stock is traded on the Nasdaq Small Cap Market under the symbol FSCR.

        The following table sets forth the quarterly high and low bid quotations as reported by the NasdaqNational Market for periods prior to March 17, 1998, and quarterly high and low sales prices as reported by the Nasdaq Small Cap Market after such date. Quotations after March 18, 1998 reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                          1999               1998
                                       -----------       --------------
                                       High    Low       High   Low

     lst Quarter                       55       46        61     45
     2nd Quarter                       50       44        62     46
     3rd Quarter through 3/17/98       58       46        59     53 1/2

     3rd Quarter from 3/18/98                             57     57
     4th Quarter                       51 1/2   44        59     49 1/2

        At September 1, 1999, the approximate number of beneficial holders and shareholders of record of the Registrant's common stock was 1100, based upon the securities position listings furnished to the Registrant.


                                      4





        Cash dividends were declared in each of the four quarters during fiscal 1999 and fiscal 1998. Total cash dividends in fiscal 1999 were $2.20 per share and in fiscal 1998 were $2.00 per share. The Registrant is in compliance with covenants of its revolving credit and term loan agreement and its lease-purchase obligation including restrictions on the payment of cash dividends.


ITEM 6.  SELECTED FINANCIAL DATA.


         Five Years Ended June 30              1999           1998         1997          1996          1995
         ------------------------              ----           ----         ----          ----          ----
Operations (in thousands)
Net sales ..............................   $  118,610    $  106,889    $  102,683    $   92,794    $   90,503
Earnings before federal income
 taxes .................................       12,364        11,779        10,768         6,560         6,388
Federal income taxes ...................        4,158         3,952         3,593         2,169         2,147
Net earnings ...........................        8,206         7,827         7,175         4,391         4,241
Depreciation and amortization ..........        4,623         4,206         3,889         3,553         3,135
Capital expenditures ...................        7,779         8,367         6,872         5,682         7,443
Cash dividends declared ................        2,390         2,173         1,304         1,195           870

Per share data
Net earnings ...........................   $     7.56    $     7.20    $     6.60    $     4.04    $     3.90
Cash dividends declared ................         2.20          2.00          1.20          1.10           .80
Book value .............................        48.44         43.06         36.88         31.20         28.49
Average shares outstanding .............    1,085,289     1,086,475     1,086,646     1,086,662     1,086,954
                                           ----------    ----------    ----------    ----------    ----------

Return data
Net earnings on net sales ..............          6.9%          7.3%          7.0%          4.7%          4.7%
Net earnings on stockholders' equity ...         15.7%         16.7%         21.2%         14.2%         15.4%

Financial position at June 30 (in
  thousands)
Working capital (net current assets) ...       16,657        11,981         9,436        13,613        12,538
Other assets ...........................       11,647         9,526         9,022         8,566         8,327
Property, plant and equipment (net) ....       40,920        37,782        33,642        30,665        28,613
                                           ----------    ----------    ----------    ----------    ----------
Total assets less current liabilities ..       69,224        59,289        52,100        52,844        49,478
Less:
  Long-term debt .......................        2,100           450           600         7,960         8,700
  Unfunded pension obligation ..........        1,321         1,526         2,977         3,400
  Deferred taxes .......................        2,006         2,197         1,564         1,122         1,047
  Employee benefits ....................        1,081         1,017         1,105         1,194         1,324
  Postretirement benefits ..............        9,865         8,211         6,746         5,250         3,744
  Other liabilities ....................          723           634           479           440           306
                                           ----------    ----------    ----------    ----------    ----------
Stockholders' equity (net assets) ......   $   52,128    $   46,780    $   40,080    $   33,901    $   30,957
                                           ==========    ==========    ==========    ==========    ==========


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.

Results of Operations

           The following table sets forth the percent relationship of certain items to net sales for the periods indicated:

                                       For the Years Ended June 30,
                                       ----------------------------
                                        1999       1998      1997
                                        ----       ----      ----
        Net Sales                       100%       100%     100%
        Gross Profit                    16.1       16.7     16.6
        Selling, general and
          administrative expenses        5.5        5.6      5.8
        Interest                          .2         .1       .4
        Earnings before federal
          income taxes                  10.4       11.0     10.5
        Net earnings                     6.9        7.3      7.0

           Federal Screw Works reported net sales of $118.6 million in fiscal 1999, which represented a 10.9% increase from fiscal 1998 sales of $106.9 million. Net sales for fiscal 1998 increased 4.1% from fiscal 1997 sales of $102.7 million. Sales in both 1999 and 1998 benefitted from new automotive parts programs and the Registrant's continued expansion in non-automotive related markets. The number of parts shipped increased in each of the last two fiscal years.

           Gross profits increased 7.3% to $19.1 million in fiscal 1999, a $1.3 million increase from fiscal 1998. Fiscal 1998 gross profits increased 4.1% to $17.8 million compared to the $17.1 million level realized in 1997. The increases resulted primarily from greater sales, heavily offset by price concessions which continued to be required by our customers. These concessions are a part of the competitive environment and will be with us for the foreseeable future. Other negative factors affecting 1999 profits included increased premium freight and production difficulties caused equally be subsupplier overload and by a limited number of many new products. Material, plating and packaging costs were again stable in 1999.

           Our Shareholders are aware of the Company's dependence upon sales to the two largest U.S. automobile manufacturers, a condition that has existed for at least fifty years. Although the Registrant has purchase orders from such customers, such purchase orders generally provide for supplying the customer's requirements for a particular model or model year rather than for manufacturing a specific quantity of products. The loss of any one of such customers or significant purchase orders could have a material adverse effect on the Registrant. These customers are also able to exert considerable pressure on component suppliers to reduce costs, improve quality and provide additional design and engineering capabilities. There can be no assurance that the additional costs of increased quality standards, price reductions or additional capabilities required by such customers will not have a material adverse effect on the financial condition or results of operations of the Registrant. The impact of new parts programs were again a major factor in fiscal 1999.

           The Registrant rejoined the Daimler Chrysler supply base after a four-year absence. The short term effect will not be important, but the long term effect could be significant.

           Refrigeration sales were up in fiscal 1999, as the refrigeration industry returned to its normal growth patterns in this fiscal year, probably accented by the very hot weather last summer. As a percentage of growth, refrigeration sales growth historically has been greater than automotive sales growth. Sales to customers outside North America are increasing, but still are not material.

           As mentioned in our 1996 annual report, the Company began production shipments through a Tier I supplier to a transplant automobile manufacturer in 1997. These were joined by shipments through a Tier I supplier to a second transplant manufacturer in fiscal 1998. Shipments to Tier I automotive suppliers continue to increase. It is our expectation that shipments to Tier I suppliers will grow steadily in the next few years. Also, the Company believes that outsourcing by certain of its major customers will continue to be a positive factor, although new outsourcing programs were not important in fiscal 1999 or 1998. Significant consolidations again occurred in the fastener industry in fiscal 1999, but the Company did not experience any additional competitive pressure from these consolidations or from transplant fastener suppliers.

           As a percentage of net sales, selling, general and administrative expenses were reduced to 5.5% in fiscal 1999. In fiscal 1998 and fiscal 1997 these expenses were 5.6% and 5.8% of net sales, respectively.

           Interest expense increased in fiscal 1999 as a result of an increase in average borrowings under the company's bank credit agreement.

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

           The Rose Township Site was the first site selected by the EPA for remediation. The participating PRPs were successful in negotiating a Consent Decree which was approved by the United States District Court for the Eastern District of Michigan under which the Registrant has agreed to participate in the cost of the clean-up. These costs have been paid by the Company and no additional costs are expected. The State of Michigan appealed the Consent Decree to the United States Court of Appeals for the Sixth Circuit which affirmed entry of the Decree.

           The same PRPs have actively been engaged in negotiations with the EPA and the Michigan Department of Environmental Quality ("MDEQ") in an effort to agree upon mutually acceptable remediation parameters for the Springfield Township site. An agreement has now been reached with the EPA and the MDEQ and a Consent Decree embodying the settlement terms has been entered with the United States District Court for the Eastern District of Michigan. Remediation costs for which the Company is liable are not expected to have a material effect on the Company's financial statements. With respect to the Cemetery site, the EPA has performed a site clean-up but has not asserted claims against any of the identified PRPs which suggests that the evidence of involvement by such parties is weak. The Company received a notice letter from a representative of the Barrels, Inc. site PRP Group located in Lansing, Michigan indicating that "empty" drums from the Company were shipped to the site. The waste allegedly shipped by the Company is 3520 gallons which is equal to approximately 0.02 percent of the total waste at the site. Since the total site costs for all parties are not expected to exceed $10 million, the Company's share of the costs are not expected to be material. No investigation has been undertaken to the Company's knowledge which would identify any costs to be incurred by the Company which might have a material effect on the Company's financial statements.

Year 2000 Matters

           The Company completed a comprehensive review of its operations related to the "Year 2000" issue during fiscal 1998. This review included an assessment of the Company's mainframe computer system, operating and application systems, microcomputer and office systems, facilities, and production equipment. This review also included correspondence with major vendors and customers. Management believes it has identified those systems that could be affected by the "Year 2000" issue. The Company has implemented a plan to resolve these issues.

           During the fiscal year ended June 30, 1998, the Company installed a new mainframe computer system and operating system that are "Year 2000" compliant. Implementation and testing of mainframe applications were completed in fiscal 1999. The Company believes that, with modification of its existing computer systems and updates by vendors in the ordinary course of business, the "Year 2000" issue will not pose significant operational problems of the Company's computer systems. However, if such modifications are not made, or are not completed timely, the "Year 2000" issue could have a material impact on the operations of the Company.

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

           The total "Year 2000" project cost is estimated at approximately $400,000, which includes estimated costs to be incurred to acquire upgraded software that will be capitalized. These costs have been paid for with cash from operations.

Dividends

           Cash dividends declared in fiscal year 1999 were $2.20 per share, $.20 more than that declared in fiscal 1998 and $1.00 more than that declared in fiscal 1997. The Board of directors in August, 1999, declared a $.10 per share quarterly dividend, and an extra dividend of $1.90 per share.

Liquidity and Capital Resources

           On October 20, 1998, the Company extended its Revolving Credit and Term Loan Agreement by one year. The expiration date is October 31, 2000, and is renewable annually for an additional year. Borrowings up to $25 million and capital expenditures of $10 million annually are permitted. The Company has the option to covert borrowings under the facility to a term note through October 31, 2001. Payments under the term note, if the conversion option were exercised, would be made quarterly and could extend to October 31, 2003. Therefore, borrowings under the Revolving Credit and Term Loan Agreement, which were $2,100,000 at June 30, 1999 and $250,000 at June 30, 1998, are
classified as long-term debt.

           Working capital at June 30, 1999 amounted to $16,657,000 as compared to working capital of $11,981,000 at June 30, 1998. The increase resulted primarily from an increase in accounts receivable and inventories. The increase in accounts receivable relates primarily to strong sales in the fourth quarter of 1999 and the timing of customer payments near year end.

           The balance sheet at June 30, 1999 includes a long-term liability of $1,321,000, representing the unfunded accumulated benefit obligations of certain employee pension plans. The excess of this liability over the unrecognized prior service cost at the date of transition is included as a reduction of stockholders' equity. The funding policies of these plans, which are based on actuarial calculations, continue to comply with applicable laws and regulations.

           As discussed in Note 5 to the financial statements, effective
July 1, 1993, the Company adopted FASB Statement No. 106. As permitted by the Statement, the Company is amortizing the present value of future health care and life insurance benefits related to employees past service ($17,967,000 at July 1, 1993) over a period of 20 years. The implementation of this accounting pronouncement has no impact on the Company's cash flows.


           Cash flows from operating activities approximated $8.5 million in fiscal 1999. This compares to $10.5 million in 1998 and $15.9 million in 1997. The principal components of these activities are set forth on page 12.

           Capital expenditures for fiscal 1999 were $7.8 million, primarily related to the purchase of equipment and expansion of facilities in order to improve production efficiencies and enable the Company to meet increased future demand for its products. Capital expenditures in fiscal years 1998 and 1997 were $8.4 million and $6.9 million, respectively. Expenditures for additional equipment during fiscal 2000 are presently expected to approximate $7.1 million, of which $1.4 million had been committed as of June 30, 1999. These future capital expenditures are expected to be financed from cash generated from operations and additional borrowing capacity under the bank credit agreement.

           Net cash used in financing activities was $1.4 million in fiscal 1999. This compares to $2.3 million used in fiscal 1998 and $8.7 million used in 1997. Fluctuations in these activities have been influenced principally by borrowings and repayments under the Company's Revolving Credit and Term Loan Agreement.

Impact of Inflation and Changing Prices

           The Company passes increased costs on to customers, to the extent permitted by competition, by increasing sales prices whenever possible. In fiscal 1999, 1998 and 1997 the Company was generally unable to pass on cost increases incurred due to competitive pressures. Sales price increases in each of these years were insignificant.

Impact of New Accounting Standards

During 1999, the Financial Accounting Standards Board issued several new accounting standards: "Statements of Financial Accounting Standards No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, and No. 133, Accounting for Derivative Instruments and Hedging Activities." Both statements were adopted by the Company in fiscal 1999 with no material effect on the Company's financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's market risk is limited to interest rate risk on its revolving credit and term loan agreement and its lease-purchase obligation. At June 30, 1999, the carrying amounts reported in the balance sheeets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. The aggregate fair value of the Company's lease-purchase obligation approximates its recorded amount at June 30, 1999. Accordingly, management believes this risk is not material


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Statement of Operations

                                                Year Ended June 30
                                 -------------------------------------------
                                     1999            1998           1997
                                     ----            ----           ----
Net Sales                        $118,610,185    $106,888,711   $102,682,635
Costs and Expenses:
   Cost of products sold           99,486,786      89,051,350     85,595,893
   Selling, general and
     administrative                 6,554,281       5,932,572      5,907,223
   Interest                           205,534         126,091        411,906
                                 ------------    ------------   ------------
                                  106,246,601      95,110,013     91,915,022
                                 ------------    ------------   ------------
EARNINGS BEFORE FEDERAL
INCOME TAXES                       12,363,584      11,778,698     10,767,613
Federal incomes taxes--Note 4:
   Current                          4,361,000       3,822,000      3,393,000
   Deferred (credit)                 (203,000)        130,000        200,000
                                 ------------    ------------   ------------
                                    4,158,000       3,952,000      3,593,000
                                 ------------    ------------   ------------
NET EARNINGS                     $  8,205,584    $  7,826,698   $  7,174,613
                                 ============    ============   ============
Average number of shares
  outstanding                       1,085,289       1,086,475      1,086,646
                                 ============    ============   ============
Net earnings per share
See accompanying notes           $       7.56    $       7.20   $       6.60
                                 ============    ============   ============


Statements of Cash Flows

                                                               Year Ended June 30
                                                -------------------------------------------
                                                    1999            1998           1997
                                                    ----            ----           ----
OPERATING ACTIVITIES
Net earnings                                    $  8,205,584    $  7,826,698    $  7,174,613
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                 4,622,864       4,206,219       3,889,199
     Increase in cash value of life insurance       (121,956)       (124,773)       (176,040)
     Change in deferred income taxes                (203,000)        130,000         200,000
     Employee benefits                             1,718,524       1,376,040       1,407,050
     Amortization of restricted stock                 24,717
     Other                                          (569,002)       (231,542)     (1,316,435)
Changes in operating assets and liabilities:
     Accounts receivable                          (3,911,552)         77,088      (1,011,172)
     Inventories and prepaid expenses             (1,351,556)     (2,305,571)      1,197,275
     Accounts payable and accrued expenses           103,541        (479,726)      4,541,338
                                                ------------    ------------    ------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                         8,493,447      10,474,433      15,930,545
INVESTING ACTIVITIES
Purchases of property, plant and equipment        (7,779,183)     (8,366,821)     (6,871,700)
Proceeds from sale of property, plant and
   equipment                                          18,513          20,144           5,182
                                                ------------    ------------    ------------
NET CASH USED IN INVESTING
   ACTIVITIES                                     (7,760,670)     (8,346,677)     (6,866,518)
FINANCING ACTIVITIES
Additional borrowings (principal
   repayments) under bank credit agreement         1,850,000         250,000      (6,960,000)
Principal payments on lease-purchase
   obligation                                       (400,000)       (400,000)       (400,000)
Purchases of common stock                           (488,694)         (5,450)         (6,000)
Dividends paid                                    (2,389,656)     (2,173,004)     (1,303,994)
                                                ------------    ------------    ------------
NET CASH USED IN FINANCING
   ACTIVITIES                                     (1,428,350)     (2,328,454)     (8,669,994)
                                                ------------    ------------    ------------
INCREASE (DECREASE) IN CASH                         (695,573)       (200,698)        394,033
Cash at beginning of year                            974,879       1,175,577         781,544
                                                ------------    ------------    ------------
CASH AT END OF YEAR                             $    279,306    $    974,879    $  1,175,577
                                                ============    ============    ============


BALANCE SHEETS
                                                            June 30
                                                   -------------------------
                                                      1999           1998
                                                      ----           ----
Assets
Current Assets
Cash                                               $   279,306   $   974,879
Accounts receivable                                 15,727,338    11,815,786
Inventories-Note 1:
     Finished products                               4,814,688     4,642,260
     In-process products                             7,210,378     6,065,010
     Raw materials and supplies                      2,850,877     2,377,014
                                                   -----------   -----------

Total inventories                                   14,875,943    13,084,284
Prepaid expenses and other current accounts            297,266       737,369
Deferred income taxes - Note 4                         958,000       946,000
                                                   -----------   -----------

TOTAL CURRENT ASSETS                                32,137,853    27,558,318

Other Assets
Intangible pension asset - Note 5                    1,721,522       960,718
Cash value of life insurance                         5,311,656     5,189,700
Prepaid pension costs                                3,622,538     3,051,506
Miscellaneous                                          991,765       323,753
                                                   -----------   -----------
                                                    11,647,481     9,525,677
Property, Plant and Equipment - Notes 2 and 3
Land                                                   511,579       334,850
Buildings and improvements                          12,771,671    11,105,493
Machinery and equipment                             81,243,695    75,715,606
                                                   -----------   -----------
                                                    94,526,945    87,155,949
Less accumlated depreciation                        53,606,656    49,373,466
                                                   -----------   -----------

                                                    40,920,289    37,782,483
                                                   -----------   -----------

                                                   $84,705,623   $74,866,478
                                                   ===========   ===========



                                                          June 30
                                                -----------------------------
                                                     1999           1998
                                                     ----           ----
Liabilities and Stockholders' Equity
Current Liabilities

Accounts payable                                $  4,143,363    $  4,812,392
Payroll and employee benefits                      8,611,738       7,558,926
Dividend payable                                     108,191         108,641
Federal income taxes                                 585,052       1,170,774
Taxes, other than income taxes                     1,802,095       1,396,314
Accrued pension contributions                           --            64,777
Other accrued liabilities                             30,795          65,869
Current maturies of long-term debt                   200,000         400,000
                                                ------------    ------------

TOTAL CURRENT LIABILITIES                         15,481,234      15,577,693

Long-Term Liabilities
Long-term debt -- Note 2                           2,100,000         450,000
Unfunded pension obligation -- Note 5              1,321,112            --
Deferred income taxes -- Note 4                    2,006,000       2,197,000
Employee benefits                                  1,080,828       1,016,560
Postretirement benefits -- Note 5                  9,864,806       8,210,550
Other liabilities                                    723,597         634,509
                                                ------------    ------------
                                                  17,096,343      12,508,619
Stockholders' Equity -- Notes 2 and 7
Common stock, $1 par value, authorized
     2,000,000 shares, 1,076,162 shares
     outstanding in 1999 (1,086,412 in 1998)       1,076,162       1,086,412
Additional capital                                 3,269,476       3,210,476
Retained earnings                                 48,411,426      43,073,942
Accumulated other comprehensive income              (629,018)       (590,664)
                                                ------------    ------------

                                                  52,128,046      46,780,166
                                                ------------    ------------

                                                $ 84,705,623    $ 74,866,478
                                                ============    ============

See accompanying notes.


Statements of Stockholders' Equity

Years ended June 30, 1999, 1998 and 1997

                                                                                       Accumulated
                                                                                          Other
                                            Common      Additional       Retained      Comprehensive
                                             Stock        Capital        Earnings         Income            Total
                                            ------      ----------       --------      -------------        -----
BALANCES AT JULY 1, 1996                  $1,086,662    $2,917,759     $31,560,814      $(1,664,451)     $ 33,900,784
Net earnings for the year                                                7,174,613                          7,174,613
Reduction of unrecognized pension
   costs, net of taxes                                                                      166,143           166,143
                                                                                                         ------------
Total comprehensive income                                                                                  7,340,756
Purchase of 150 shares                          (150)                       (5,850)                            (6,000)
Transactions under restricted stock
   bonus plans -- net                                      148,717                                            148,717
Cash dividends declared --
   $1.20 per share                                                      (1,303,979)                        (1,303,979)
                                          ----------    ----------     -----------      -----------      ------------
BALANCES AT JUNE 30, 1997                  1,086,512     3,066,476      37,425,598       (1,498,308)       40,080,278
Net earnings for the year                                                7,826,698                          7,826,698
Reduction of unrecognized pension
   costs, net of taxes                                                                      907,644           907,644
                                                                                                         ------------
Total comprehensive income                                                                                  8,734,342
Purchase of 100 shares                          (100)                       (5,350)                            (5,450)
Transactions under restricted stock
   bonus plans -- net                                      144,000                                            144,000
Cash dividends declared --
   $2.00 per share                                                      (2,173,004)                        (2,173,004)
                                          ----------    ----------     -----------      -----------      ------------
BALANCES AT JUNE 30, 1998                  1,086,412     3,210,476      43,073,942         (590,664)       46,780,166
Net earnings for the year                                                8,205,584                          8,205,584
Increase in unrecognized pension
   costs, net of taxes                                                                      (38,354)          (38,354)
                                                                                                         ------------
Total comprehensive income                                                                                  8,167,230
Purchase of 10,250 shares                    (10,250)                     (478,444)                          (488,694)
Transactions under restricted stock
   bonus plans -- net                                       59,000                                             59,000
Cash dividends declared --
   $2.20 per share                                                      (2,389,656)                        (2,389,656)
                                          ----------    ----------     -----------      -----------      ------------
BALANCES AT JUNE 30, 1999                 $1,076,162    $3,269,476     $48,411,426      $  (629,018)     $ 52,128,046
                                          ==========    ==========     ===========      ===========      ============

( ) denotes deduction
See accompanying notes.

NOTES TO FINANCIAL STATEMENTS


Note 1 -- Significant Accounting Policies

Inventories: Inventories are stated at the lower of cost or market. Cost, determined by the last-in, first-out (LIFO) method, was used for certain raw material inventories, $2,216,000 and $1,882,000 at June 30, 1999 and 1998,
respectively. The remaining inventories are costed using the first-in, first-out (FIFO) method. If inventories had been valued at current cost, amounts reported at June 30 would have been increased by $582,000 and $633,000 in 1999 and 1998, respectively.

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

Fair Value of Financial Instruments: At June 30, 1999, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value.

Note 2 - Debt

Long-term debt at June 30 consists of the following:


                                                   1999             1998
                                                   ----            ----
Revolving credit note payable to bank           $2,100,000        $250,000
Lease-purchase obligation (see Note 3)
  payable $200,000 semi-annually, plus
  interest at 7 3/4%                               200,000         600,000
                                               -----------        --------
                                                 2,300,000         850,000
Less current maturities                            200,000         400,000
                                               -----------        --------
                                               $ 2,100,000        $450,000
                                               ===========        ========


The Company has a $25,000,000 revolving credit and term loan agreement with a bank. The Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2001, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly commencing three months following conversion until maturity of the term note on October 31, 2003. Interest (7.0% at June 30, 1999) on outstanding borrowings is determined based on the prime rate, or at the Company's option, an alternative variable market rate. The Company also pays a commitment fee of 3/8% on the unused portion of the revolving credit. The aggregate fair value of the Company's lease-purchase obligation approximates its recorded amount at June 30, 1999.

The Company is in compliance with covenants of the revolving credit and term loan agreement and the lease-purchase obligation including restrictions on payment of cash dividends. Retained earnings of $14,701,000 are free of restriction at June 30, 1999.


Interest paid by the Company during fiscal 1999, fiscal 1998 and fiscal 1997 aggregated $320,000, $323,000, and $503,000, respectively.

Note 3 - Leases and Other Commitments

The Company acquired one of its manufacturing facilities under a lease-purchase agreement with a municipality, and $200,000 of remaining outstanding Industrial Revenue Bond financing is guaranteed by the Company at June 30, 1999.

At June 30, 1999, the aggregate minimum rental commitments for the Industrial Revenue Bond lease-purchase obligation and various noncancelable operating leases with initial terms of one year or more are as follows:


                                              Lease-Purchase       Operating
Year ending June 30                             Obligation           Leases
- -------------------                           --------------      -----------
2000                                               $207,750         $751,000
2001                                                                 415,000
2002                                                                 251,000
2003                                                                  85,000
2004                                                                  26,000
                                                  ---------       ----------
Total minimum lease payments                        207,750       $1,528,000
                                                                   =========
Amounts representing interest                         7,750
                                                  ---------
Present value of net minimum lease payments       $ 200,000
                                                   ========


Total rent expense (exclusive of the lease-purchase obligation) was $1,158,000 in fiscal 1999, $1,035,000 in fiscal 1998, and $911,000 in fiscal
1997.

Costs to complete the expansion of plant facilities and the purchase of machinery and equipment approximated $1,371,000 at June 30, 1999.


Note 4 - Federal Income Taxes

A reconciliation of the federal income tax provision to the amount computed by applying the applicable statutory federal income tax rate (35%) to earnings before federal income taxes follows:


                                        1999         1998         1997
                                        ----         ----         ----
Computed amount                      $4,327,000   $4,123,000   $3,769,000
Life insurance policies                 (79,000)     (97,000)     (94,000)
Other                                   (90,000)     (74,000)     (82,000)
                                     ----------   ----------   ----------
Total federal income tax provision   $4,158,000   $3,952,000   $3,593,000
                                     ==========   ==========   ==========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1999 and 1998 are as follows:


                                      17



                                                1999         1998
                                                ----         ----
Deferred tax liabilities:
   Accelerated tax depreciation              $4,667,000   $4,231,000
                                             ----------   ----------
Total deferred tax liabilities                4,667,000    4,231,000
                                             ----------   ----------
Deferred tax assets:
   Employee benefits                          3,487,000    2,776,000
   Inventory                                     93,000      152,000
   Other                                         39,000       52,000
                                             ----------   ----------
   Total deferred tax assets                  3,619,000    2,980,000
                                             ----------   ----------
              Net deferred tax liabilities   $1,048,000   $1,251,000
                                             ==========   ==========


Income taxes paid by the Company during fiscal 1999, fiscal 1998, and fiscal 1997 totaled $4,881,000, $3,358,000 and $2,835,000, respectively.

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

The following tables set forth the plans' funded status at the March 31, 1999 and 1998 measurement dates:

Changes in benefit obligation are:

                                                  Pension                        Postretirement
                                                  Benefits                          Benefits
                                       ----------------------------       ----------------------------
                                           1999             1998             1999             1998
                                           ----             ----             ----             ----
Benefit obligation
   at beginning of year                $21,439,000      $19,490,000       $ 8,211,000      $ 6,747,000
Service cost                               878,000          523,000           467,000          373,000
Interest cost                            1,786,000        1,460,000         1,444,000        1,367,000
Plan Amendments                          3,323,000               --                --               --
Amortization of transition
   (Asset)/obligation                           --               --           898,000          898,000
Actuarial (gain)/loss                      761,000        1,150,000                --         (100,000)
Benefits paid                           (1,417,000)      (1,184,000)       (1,155,000)      (1,074,000)
                                       -----------      -----------       -----------      -----------
Benefit obligation at end of year      $26,770,000      $21,439,000       $ 9,865,000      $ 8,211,000
                                       ===========      ===========       ===========      ===========


Components of net periodic benefit cost are:


                                             Pension                                 Postretirement
                                             Benefits                                   Benefits
                           -----------------------------------------    ----------------------------------------
                                1999           1998          1997           1999          1998           1997
                                ----           ----          ----           ----          ----           ----
Service cost               $   878,000    $   523,000    $   478,000    $   467,000   $   373,000    $   330,000
Interest cost                1,786,000      1,460,000      1,375,000      1,444,000     1,367,000      1,362,000
Expected return
   on assets                (1,966,000)    (1,600,000)    (1,386,000)          --            --             --
Amortization of
   transition obligation       166,000        167,000        166,000        898,000       898,000        898,000
Amortization of
   prior service cost          321,000         83,000         72,000           --            --             --
Amortization of
   unrecognized
   net(gain)/loss               26,000         70,000         91,000           --        (100,000)      (119,000)
                           -----------    -----------    -----------    -----------   -----------    -----------
Net periodic
   benefit cost            $ 1,211,000    $   703,000    $   796,000    $ 2,809,000   $ 2,538,000    $ 2,471,000
                           ===========    ===========    ===========    ===========   ===========    ===========



Changes in plan assets are:


                                     Pension               Postretirement
                                     Benefits                 Benefits
                                -------------------        --------------
                                1999           1998        1999      1998
                                ----           ----        ----      ----
Fair value of assets
   at beginning of year     $24,674,000    $19,334,000    $  --     $  --
Actual return on assets        (216,000)     4,586,000       --        --
Employer contribution           679,000      1,938,000       --        --
Benefits paid                (1,417,000)    (1,184,000)      --        --
                            -----------    -----------    -----     -----
Fair value of assets at
  end of year               $23,720,000    $24,674,000    $  --     $  --
                            ===========    ===========    =====     =====


Funded status of the plans are:

                                                 Pension                   Postretirement
                                                 Benefits                     Benefits
                                           -------------------           --------------------
                                           1999           1998           1999            1998
                                           ----           ----           ----            ----
Funded status at end of
   year (underfunded)                  $(3,049,000)   $3,235,000   $(21,743,000)   $(20,494,000)
Unrecognized transition obligation         266,000       432,000     12,577,000      13,475,000
Unrecognized prior service cost          3,873,000       871,000           --              --
Unrecognized net (gain)/loss             2,945,000        29,000       (699,000)     (1,192,000)
Employer contributions                     941,000       276,000           --              --
                                       -----------    ----------   ------------    ------------
Prepaid/(accrued) benefit cost         $ 4,976,000    $4,843,000   $ (9,865,000)   $ (8,211,000)
                                       ===========    ==========   ============    ============


Amounts recognized in the statement of financial position of:

Prepaid benefit cost                   $ 3,622,000    $3,052,000           --              --
Accrued benefit liability               (1,321,000)         --     $ (9,865,000)   $ (8,211,000)
Intangible asset                         1,722,000       961,000           --              --
Accumulated other comprehensive
   income (pre-tax)                        953,000       830,000           --              --
                                       -----------    ----------   ------------    ------------
Net amount recognized                  $ 4,976,000    $4,843,000   $ (9,865,000)   $ (8,211,000)
                                       ===========    ==========   ============    ============







The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $11,856,000, $10,045,000, $8,382,000, respectively, as of June 30, 1999 and $5,294,000, $5,294,000 and
$5,102,000, respectively, as of June 30, 1998.

In accounting for pension plans, the Company used a discount rate of 7.0% in 1999, and 7.25% in 1998, a 5% rate of increase in compensation, and an 8% expected rate of return on assets. Plan assets for these plans consist principally of fixed income instruments, equity securities and participation in insurance company contracts.

The weighted average discount rate used in determining the accumulated post retirement benefit obligation at June 30, 1999 and 1998 was 7.0% and 7.25%, respectively.

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2000. The rate was assumed to decrease gradually to 5.5% for 2004 and remain at that level thereafter. Assumed health care cost trends have a significant effect on the amounts reported for the health care plan. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 1999 and 1998 by $2,523,000 and $2,303,000, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended June 30, 1999 and 1998 by $259,000 and $226,000, respectively. Effective July 1, 1998, a supplemental executive retirement plan which covers certain executives of the company was adopted. The Company has invested $571,000 as of June 30, 1999 to cover obligations of the plan.

The Company also sponsors a retirement plan for directors who are not employees of the Company. The net periodic pension expense of the plan was $89,000, $156,000 and $39,000 in fiscal 1999, 1998 and 1997, respectively.
The actuarial present value of vested benefit obligations approximated $765,000 at June 30, 1999 and $676,000 at June 30, 1998. The plan is currently not fully funded.

Note 6 - Industry Information

Federal Screw Works is a domestic manufacturer of industrial component parts, consisting of locknuts, bolts, piston pins, studs, bushings, shafts and other machined, cold formed, hardened and/or ground metal parts, all of which constitute a single business segment. The Company's products are manufactured at several plants and are fabricated from metal rod and bar, which are generally available at competitive prices from multiple sources. Production is in high-volume job lots to the specification of original equipment manufacturers and sold to them for incorporation into their assemblies. The majority of these sales are to manufacturers of automobiles and trucks, with the balance being mainly to manufacturers of nonautomotive durable goods. Approximately 86% of the Company's net sales in fiscal 1999 (89% and 90% in fiscal 1998 and fiscal 1997, respectively) were made either directly or indirectly to automotive companies. The Company generally does not require collateral from its customers. Customers comprising 10% or greater of the Company's net sales are summarized as follows:

                                        1999      1998       1997
                                        ----      ----       ----
Ford Motor Company                       43%       45%        47%
General Motors Corporation               17%       20%        20%
All Others                               40%       35%        33%
                                        ---       ---        ---
                                        100%      100%       100%

Sales to customers outside the United States are not significant.


Note 7 - Restricted Stock Bonus Plan

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


Note 8 - Litigation

The Company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that their outcome will not have a significant effect on the Company's financial statements.


Note 9 - Impact of New Accounting Standards

The Financial Accounting Standards Board issued several new accounting standards: "Statements of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, and No. 133, Accounting for Derivative Instruments and Hedging Activities." Both statements were adopted by the Company in fiscal 1999 with no material effect on the Company's financial statements.



                        Report of Independent Auditors

Board of Directors
Federal Screw Works


We have audited the accompanying balance sheets of Federal Screw Works as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Screw Works at June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                         Ernst & Young LLP
Detroit, Michigan
August 10, 1999


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.

           Inapplicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information is contained under the captions "Election of Directors," "Security Ownership of Management," and "Compliance with Section 16(a) of the Exchange Act" in the Registrant's Proxy Statement dated September 27, 1999 and is incorporated herein by reference.

           The following information supplements the information provided on pages 1 through 3 in the Registrant's Proxy Statement dated September 27, 1999 which is incorporated herein by reference.

Name                       Position                                  Age
- ----                       --------                                  ---

John M. O'Brien........    Vice President-Sales and Marketing         49
                           since 1986; Vice President-General
                           Sales Manager, 1984 to 1986; General
                           Sales Manager, 1982 to 1984;
                           Sabbatical at Stanford University
                           Business School, 1981 to 1982; Sales
                           Representative, 1975 to 1981.

Jeffrey M. Harness.....    Vice President and General Manager -       43
                           Chelsea Division and Brighton
                           Division since 1994; Vice President
                           and General Manager - Chelsea
                           Division, 1992 to 1994; General
                           Manager - Chelsea Division, 1985 to
                           1992; Sales Manager - Chelsea
                           Division, 1984 to 1985; Sales
                           Representative, 1982 to 1984;
                           Management Trainee, 1981 to 1982;
                           Chelsea Division Junior Buyer, 1980
                           to 1981.


ITEM 11.  EXECUTIVE COMPENSATION

           Information is contained under the captions "Directors
Remuneration and Committees of the Board" and "Executive Compensation" in the Registrant's Proxy Statement dated September 27, 1999 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

           Information is contained under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Registrant's Proxy Statement dated September 27, 1999 and is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information is contained under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement dated September 27, 1999 and is incorporated herein by reference.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

           (a)(1) Financial Statements. The following financial statements of the Registrant and Report of Independent Public
Accounts are contained in "Item 8 Financial Statements and
Supplementary Data."

           Financial Statements

                - Statements of Operations for the years ended
                  June 30, 1999, 1998 and 1997

                - Statements of Cash Flows for the years ended
                  June 30, 1999, 1998 and 1997

                - Balance sheets as of June 30, 1999 and 1998

                - Statements of Stockholders' equity for the
                  years ended June 30, 1999, 1998 and 1997

           Report of Independent Public Accountants

           Notes to Financial Statements

           (2) Financial Statement Schedules. The following financial statement schedule is filed with this report, and appears on page 26.

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

10.6+ Supplemental Executive Retirement Plan dated July, 1998, filed as an exhibit to the Registrant's 1998 Form 10-K and incorporated herein by reference.

27.*       Financial Data Schedule.

99. Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

* Filed with this report


               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


COL. A                        COL. B                COL. C                  COL. D          COL. E
- ------------------------    ----------     ---------------------------    ------------   -------------
                                                  ADDITIONS
                                           ---------------------------
                                              (1)            (2)
                            Balance at     Charged to     Charged to
                            Beginning      Costs and    Other Accounts    Deductions -    Balance at
Description                 of Period       Expenses      - Describe        Describe     End of Period
- ------------------------    ----------     ----------   --------------    ------------   -------------
Valuation allowance for
  accounts receivable:
Year ended June 30, 1999   $   50,000             --                                --    $   50,000
Year ended June 30, 1998       50,000             --                                --        50,000
Year ended June 30, 1997       25,000     $   25,000                                --        50,000

Valuation allowance for
   inventories:
Year ended June 30, 1999   $  226,000     $   67,000(A)                    $   126,000    $  167,000
Year ended June 30, 1998      217,000         57,637(A)                         48,637       226,000
Year ended June 30, 1997      284,000        178,586(A)                        245,586       217,000

(A) Unsalable inventories charged off; corresponding reduction of allowance.


                                 SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FEDERAL SCREW WORKS
                                           (Registrant)


                                        By:  /s/ W T. ZURSCHMIEDE, JR
                                            ---------------------------------
                                            W. T. ZurSchmiede, Jr.
                                            Chairman and Chief Executive
                                            Officer, Chief Financial Officer,
                                            Secretary and Treasurer

Date:      September 27, 1999


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Wade C. Plaskey                       September 27, 1999
- -------------------------------
Wade C. Plaskey
Corporate Controller
(Principal Accounting Officer)


/s/ Thomas W. Butler, Jr.                 September 27, 1999
- -------------------------------
Thomas W. Butler, Jr.
Director

/s/ Hugh G. Harness                       September 27, 1999
- -------------------------------
Hugh G. Harness
Director

/s/ F. D. Tennent                         September 27, 1999
- -------------------------------
F. D. Tennent
Director

/s/ W. T. ZurSchmiede, Jr.                September 27, 1999
- -------------------------------
W. T. ZurSchmiede, Jr.
Director

/s/ Robert F. ZurSchmiede                 September 27, 1999
- -------------------------------
Robert F. ZurSchmiede
Director

/s/ Thomas ZurSchmiede                    September 27, 1999
- -------------------------------
Thomas ZurSchmiede
Director




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

10.6+ Supplemental Executive Retirement Plan dated July, 1998, filed as an exhibit to the Registrant's 1998 Form 10-K and incorporated herein by reference.

27.*       Financial Data Schedule.

99. Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

* Filed with this report

