Form 10-Q
period 1999-09-30
FEDERAL SCREW WORKS
filed 1999-11-12
CIK 34908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC 20549


                                  FORM 10-Q


(Mark One)
            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934

For the period ended                  September 30, 1999
                      -------------------------------------------------------

                                      OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the transition period from ___________________ to ___________________


Commission File Number:               O-1837
                         --------------------------------

                             FEDERAL SCREW WORKS
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Michigan                              38-0533740
-----------------------------------------------------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)


   535 Griswold Street, Suite 2400, Detroit Michigan         48226
-----------------------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, and area code         (313) 963-2323
                                              -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    YES __X__    NO_____



At September 30, 1999, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,071,612 shares of such common stock outstanding at that time.



                                 (continued)





Part I  FINANCIAL INFORMATION


                             FEDERAL SCREW WORKS
                     CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)


                                                     Sept. 30    June 30
                                                       1999        1999
                                                     --------    -------

                                  ASSETS
Current Assets:

  Cash ...........................................    $   162    $   279

  Accounts Receivable, Less Allowance of $50 .....     15,325     15,727


  Inventories:
  Finished Products ..............................      6,323      4,815
  In-Process Products ............................      6,300      7,210
  Raw Materials And Supplies .....................      2,455      2,851
                                                      -------    -------
                                                       15,078     14,876

  Prepaid Expenses And Other Current Accounts ....        277        297
  Deferred Income Taxes ..........................        982        958
                                                      -------    -------

     Total Current Assets ........................     31,824     32,137


Other Assets:

  Intangible Pension Asset .......................      1,722      1,722
  Cash Value Of Life Insurance ...................      5,338      5,312
  Prepaid Pension Cost ...........................      3,550      3,622
  Miscellaneous ..................................        991        992
                                                      -------    -------
                                                       11,601     11,648

Property, Plant And Equipment ....................     95,823     94,527
  Less Accumulated Depreciation ..................     54,782     53,607
                                                      -------    -------

                                                       41,041     40,920
                                                      -------    -------

Total Assets .....................................    $84,466    $84,705
                                                      =======    =======

Part I  FINANCIAL INFORMATION    (Continued)


                                                      Sept. 30    June 30
                                                        1999        1999
                                                      --------    -------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ...............................    $  5,908     $  4,143
  Payroll And Employee Benefits ..................       4,178        8,612
  Dividends Payable ..............................       2,152          108
  Federal Income Taxes ...........................         326          585
  Taxes, Other Than Income Taxes .................       1,531        1,802
  Accrued Pension Contributions ..................         297            0
  Other Accrued Liabilities ......................          78           31
  Current Maturities Of Long-Term Debt ...........         200          200
                                                      --------     --------

     Total Current Liabilities ...................      14,670       15,481

Long Term Liabilities:
  Long-Term Debt .................................       3,505        2,100
  Unfunded Pension Obligation ....................       1,321        1,321
  Postretirement Benefits Other Than Pensions ....      10,285        9,865
  Deferred Income Taxes ..........................       2,093        2,006
  Employee Benefits ..............................       1,055        1,081
  Other Liabilities ..............................         743          723
                                                      --------     --------

     Total Long-Term Liabilities .................      19,002       17,096


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares;  1,071,612 Shares Outstanding
  at Sept. 30, 1999 and 1,076,162 at June 30, 1999       1,072        1,076
  Additional Capital .............................       3,269        3,269
  Retained Earnings ..............................      47,082       48,412
  Accumulated Other Comprehensive Income .........        (629)        (629)
                                                      --------     --------

     Total Stockholders' Equity ..................      50,794       52,128
                                                      --------     --------

Total Liabilities and Stockholders' Equity .......    $ 84,466     $ 84,705
                                                      ========     ========




See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (Thousands of Dollars, Except Per Share)





                                        Three Months Ended  Three Months Ended
                                        September 30, 1999  September 30, 1998
                                        ------------------  ------------------

Net Sales ............................       $27,068             $25,468

Costs And Expenses:

   Cost of Products Sold .............        23,746              22,228

   Selling And Administrative Expenses         1,690               1,633

   Interest Expense ..................            34                  42
                                             -------             -------

      Total Costs and Expenses .......        25,470              23,903
                                             -------             -------

Earnings Before Federal
   Income Taxes ......................         1,598               1,565

Federal Income Taxes .................           544                 532
                                             -------             -------

Net Earnings .........................       $ 1,054             $ 1,033
                                             =======             =======



Per Share Of Common Stock:

Basic and Diluted Earnings Per Share .       $   .98             $   .95
                                             =======             =======
Cash Dividends Declared Per Share ....       $  2.00             $  1.90
                                             =======             =======



See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)


                                                         Three Months
                                                             Ended
                                                         September 30
                                                        ---------------
                                                        1999       1998
                                                        ----       ----

Operating Activities
  Net Earnings ....................................   $ 1,054    $ 1,033

  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ...............     1,199      1,090
      Increase In Cash Value of Life Insurance ....       (27)       (27)
      Change In Deferred Income Taxes .............        63       (131)
      Employee Benefits ...........................       (26)        (1)
      Other .......................................       515        499
      Changes In Operating Assets And Liabilities:
       Accounts Receivable ........................       402     (1,457)
       Inventories And Prepaid Expenses ...........      (182)        85
       Accounts Payable And Accrued Expenses ......    (2,855)    (3,304)
                                                      -------    -------

Net Cash Provided By Operating Activities .........       143     (2,213)

Investing Activities
  Purchases of Property, Plant And Equipment-Net ..    (1,320)      (664)

Financing Activities
  Proceeds From Bank Borrowings ...................     1,405      2,070
  Purchase of Common Stock ........................      (237)         0
  Dividends Paid ..................................      (108)      (109)
                                                      -------    -------

Net Cash Used In Financing Activities .............     1,060      1,961
                                                      -------    -------

Decrease In Cash ..................................      (117)      (916)

Cash At Beginning Of Period .......................       279        975
                                                      -------    -------

Cash At End Of Period .............................   $   162    $    59
                                                      =======    =======



See Accompanying Notes.

                             FEDERAL SCREW WORKS
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 1999, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2000.


Note B - Debt

On October 13, 1999, Comerica Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2002, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2004. As of September 30, 1999, there was $3,505,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.


Note C - Dividends

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS: Net sales for the Company's first quarter ended September 30, 1999, increased $1,600,000, or 6.3%, compared with net sales for the first quarter of the prior year. The increase is attributable mainly to continued strong demand for the Company's products.

Gross profit for the three month period ended September 30, 1999, increased $82,000, or 2.5%, as compared with gross profit for the first quarter of the prior year. The increase is attributable mainly to additional volume and improved product mix.

Selling and administrative expenses increased $57,000, or 3.5%, for the first quarter ended September 30, 1999, as compared with the first quarter of the prior year. The increase is mainly attributable to increases in compensation and related expenses.

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

The total "Year 2000" project cost is estimated at approximately $400,000, which includes estimated costs to be incurred to acquire upgraded software that has been capitalized. These costs have been paid for with cash from operations.


DIVIDENDS: The Board of Directors, in August 1999, declared a $.10 per share quarterly dividend, and an extra $1.90 per share dividend, both payable October 1, 1999, to shareholders of record September 3, 1999.


LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $498,000 from $16,656,000 at June 30, 1999, to $17,154,000 at September 30, 1999.

At September 30, 1999, the Company had available $21,495,000 under its bank credit agreement.

Capital expenditures for the three month period ended September 30, 1999, were approximately $1.3 million, and, for the year, are expected to approximate $7.1 million, of which approximately $3.0 million has been committed as of September 30, 1999.

There have been no material changes concerning environmental matters since those reported in the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1999.


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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          The Company's market risk is limited to interest rate risk on its revolving credit and term loan agreement and its lease-purchase obligation. At September 30, 1999, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. The aggregate fair value of the Company's lease-purchase obligation approximates its recorded amount at September 30, 1999. Accordingly, management believes this risk is not material.



PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

          The information set forth at the conclusion of the Liquidity and Capital Resources discussion in Item 2 of Part I concerning environmental matters is incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibit 10.2 One Year Extension of Revolving Credit and Term Loan Agreement By and Between Registrant and Comerica Bank Dated October 13, 1999.

               Exhibit 10.3 Lease Agreement For the Lease of New Corporate Headquarters By and Between Registrant and Safran Development, LLC, Dated October 26, 1999.

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



Date  November 12, 1999                    /s/ W.T. ZurSchmiede, Jr.
      -------------------                  ---------------------------------
                                           W. T. ZurSchmiede, Jr.
                                           Chairman, Chief Executive Officer
                                           and Chief Financial Officer

Exhibit Index:
          Exhibit 10.2 One Year Extension of Revolving Credit and Term Loan Agreement By and Between Registrant and Comerica Bank Dated October 13, 1999.

          Exhibit 10.3 Lease Agreement for the Lease of New Corporate Headquarters By and Between Registrant and Safran Development, LLC Dated October 26, 1999.

          Exhibit 27    Financial Data Schedule