Form 10-Q
period 1999-12-31
FEDERAL SCREW WORKS
filed 2000-02-14
CIK 34908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC 20549


                                  FORM 10-Q

(Mark One)
            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the period ended        December 31, 1999
                      ----------------------------

                                      OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the transition period from ___________________ to __________________

Commission File Number:        O-1837
                        -------------------


                             FEDERAL SCREW WORKS
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Michigan                              38-0533740
-----------------------------------------------------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)


  20229 Nine Mile Road, St. Clair Shores, Michigan          48080
-----------------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, and area code         (810) 443-4200
                                             --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing require- ments for the past 90 days.    YES   X      NO
                                                        -----       -----

At December 31, 1999, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,061,112 shares of such common stock outstanding at that time.

                                 (continued)








Part I  FINANCIAL INFORMATION



                             FEDERAL SCREW WORKS
                     CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)



                                                       Dec. 31     June 30
                                                         1999        1999
                                                       -------     -------

                                    ASSETS
Current Assets:

  Cash ...........................................     $   261     $   279

  Accounts Receivable, Less Allowance of $50 .....      15,119      15,727


  Inventories:
  Finished Products ..............................       7,303       4,815
  In-Process Products ............................       5,352       7,210
  Raw Materials And Supplies .....................       2,446       2,851
                                                       -------     -------
                                                        15,101      14,876

  Prepaid Expenses And Other Current Accounts ....         685         297
  Deferred Income Taxes ..........................         991         958
                                                       -------     -------

     Total Current Assets ........................      32,157      32,137


Other Assets:

  Intangible Pension Asset .......................       1,722       1,722
  Cash Value Of Life Insurance ...................       5,366       5,312
  Prepaid Pension Cost ...........................       3,477       3,622
  Miscellaneous ..................................       1,091         992
                                                       -------     -------
                                                        11,656      11,648

Property, Plant And Equipment ....................      97,200      94,527
  Less Accumulated Depreciation ..................      55,546      53,607
                                                       -------     -------

                                                        41,654      40,920
                                                       -------     -------

Total Assets .....................................     $85,467     $84,705
                                                       =======     =======

Part I  FINANCIAL INFORMATION    (Continued)


                                                      Dec. 31     June 30
                                                        1999        1999
                                                      -------     -------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ..............................    $  5,333     $  4,143
  Payroll And Employee Benefits .................       5,166        8,612
  Dividends Payable .............................         107          108
  Federal Income Taxes ..........................          39          585
  Taxes, Other Than Income Taxes ................       1,853        1,802
  Accrued Pension Contributions .................         452            0
  Other Accrued Liabilities .....................         261           31
  Current Maturities Of Long-Term Debt ..........           0          200
                                                     --------     --------

     Total Current Liabilities ..................      13,211       15,481

Long Term Liabilities:
  Long-Term Debt ................................       5,085        2,100
  Unfunded Pension Obligation ...................       1,321        1,321
  Postretirement Benefits Other Than Pensions ...      10,706        9,865
  Deferred Income Taxes .........................       1,824        2,006
  Employee Benefits .............................       1,029        1,081
  Other Liabilities .............................         763          723
                                                     --------     --------

     Total Long-Term Liabilities ................      20,728       17,096


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares;  1,061,112 Shares Outstanding
  at Dec. 31, 1999 and 1,076,162 at June 30, 1999       1,061        1,076
  Additional Capital ............................       3,269        3,269
  Retained Earnings .............................      47,827       48,412
  Unfunded Pension Costs ........................        (629)        (629)
                                                     --------     --------

     Total Stockholders' Equity .................      51,528       52,128
                                                     --------     --------

Total Liabilities and Stockholders' Equity ......    $ 85,467     $ 84,705
                                                     ========     ========


See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (Thousands of Dollars, Except Per Share)


                                          Three Months Ended    Six Months Ended
                                              December 31         December 31
                                           1999       1998       1999       1998
                                           ----       ----       ----       ----
Net Sales ............................    $29,324    $29,515    $56,392    $54,983

Costs And Expenses:

   Cost of Products Sold .............     25,530     25,174     49,276     47,402

   Selling And Administrative Expenses      1,756      1,791      3,446      3,424

   Interest Expense ..................         56         68         90        110
                                          -------    -------    -------    -------

      Total Costs and Expenses .......     27,342     27,033     52,812     50,936
                                          -------    -------    -------    -------

Earnings Before Federal
   Income Taxes ......................      1,982      2,482      3,580      4,047

Federal Income Taxes .................        675        845      1,219      1,377
                                          -------    -------    -------    -------

Net Earnings .........................    $ 1,307    $ 1,637    $ 2,361    $ 2,670
                                          =======    =======    =======    =======



Per Share Of Common Stock:

Basic and Diluted Earnings Per Share .    $  1.22    $  1.51    $  2.20    $  2.46
                                          =======    =======    =======    =======

Cash Dividends Declared Per Share ....    $   .10    $   .10    $  2.10    $  2.00
                                          =======    =======    =======    =======

See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)



                                                             Six Months
                                                               Ended
                                                            December 30
                                                         1999        1998
                                                         ----        ----

Operating Activities
  Net Earnings ....................................    $ 2,361     $ 2,670

  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ...............      2,419       2,215
      Increase In Cash Value of Life Insurance ....        (54)        (54)
      Change In Deferred Income Taxes .............       (215)       (260)
      Employee Benefits ...........................        (52)         20
      Other .......................................        927         984
      Changes In Operating Assets And Liabilities:
       Accounts Receivable ........................        608      (1,134)
       Inventories And Prepaid Expenses ...........       (613)      1,227
       Accounts Payable And Accrued Expenses ......     (2,070)     (3,280)
                                                       -------     -------

Net Cash Provided By Operating Activities .........      3,311       2,388

Investing Activities
  Purchases of Property, Plant And Equipment-Net ..     (3,154)     (3,217)

Financing Activities
  Proceeds From Bank Borrowings ...................      2,785       2,400
  Purchase of Common Stock ........................       (702)          0
  Dividends Paid ..................................     (2,258)     (2,173)
                                                       -------     -------

Net Cash Provided By (Used In) Financing Activities       (175)        227
                                                       -------     -------

Decrease In Cash ..................................        (18)       (602)

Cash At Beginning Of Period .......................        279         975
                                                       -------     -------

Cash At End Of Period .............................    $   261     $   373
                                                       =======     =======

See Accompanying Notes.

                             FEDERAL SCREW WORKS
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 1999, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2000.


Note B - Debt

On October 13, 1999, Comerica Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2002, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2004. As of December 31, 1999, there was $5,085,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.


Note C - Dividends

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS: Net sales for the Company's second quarter ended December 31, 1999, decreased $191,000, or (0.6)%, compared with net sales for the second quarter of the prior year. Net sales for the six month period ended December 31, 1999, increased $1,409,000, or 2.6%, compared with the six month period of the prior year. The increase is attributable mainly to our participation in a new truck program, and increased automotive and refrigeration sales.

Gross profit for the three month period ended December 31, 1999, decreased $547,000, or 12.6%, as compared with gross profit for the second quarter of the prior year. Gross profit for the six month period ended December 31, 1999, decreased $465,000, or 6.1%, as compared with the six month period of the prior year. The decrease is attributable mainly to increased manufacturing costs and continual pricing pressures from our customers.

Selling and administrative expenses decreased $35,000, or 2.0%, for the second quarter ended December 31, 1999, as compared with the second quarter of the prior year. Selling and administrative expenses increased $22,000, or 0.6%, as compared with the six month period ended December 31, 1998. The increase is mainly attributable to increases in compensation and related expenses.

The Registrant's Shareholders are aware of the Registrant's dependence upon sales to the two largest U.S. automobile manufacturers, a condition that has existed for at least fifty years. Although the Registrant has purchase orders from such customers, such purchase orders generally provide for supplying the customer's requirements for a particular model or model year rather than for manufacturing a specific quantity of products. The loss of any one of such customers or signi- ficant purchase orders could have a material adverse effect on the Registrant. These customers are also able to exert considerable pressure on component suppliers to reduce costs, improve quality and provide additional design and engineering capabilities. There can be no assurance that the additional costs of increased quality standards, price reductions or additional capabilities required by such customers will not have a material adverse effect on the financial condition or results of operations of the Registrant.


YEAR 2000 MATTERS: The Company completed a comprehensive review of its operations related to the "Year 2000" issue during fiscal 1998 and calendar 1999. This review included an assessment of the Company's mainframe computer system, operating and application systems, microcomputer and office systems, facilities, and production equipment. This review also included correspondence with major vendors and customers. Management believes it has identified those systems that could be affected by the "Year 2000" issue. Based on this review, the Company implemented a plan to resolve these issues. The Company has not experienced any problems related to the "Year 2000" issue, and management does not expect the Company to experience any significant problems in the future. The total "Year 2000" project cost was approximately $400,000, which included costs to acquire upgraded software that was capitalized. These costs have been paid for with cash from operations.


DIVIDENDS: The Board of Directors, in October, 1999, declared a $.10 per share quarterly dividend paid January 4, 2000, to shareholders of record December 3, 1999.


LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $2,290,000 from $16,656,000 at June 30, 1999, to $18,946,000 at December 31, 1999.

At December 31, 1999, the Company had available $19,915,000 under its bank credit agreement.

Capital expenditures for the six month period ended December 31, 1999, were approximately $3.2 million, and, for the year, are expected to approximate $7.1 million, of which approximately $2.4 million has been committed as of December 31, 1999.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          The Company's market risk is limited to interest rate risk on its revolving credit and term loan agreement and its lease-purchase obligation. At December 31, 1999, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material.

PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

          The information set forth at the conclusion of the Liquidity and Capital Resources discussion in Item 2 of Part I concerning environmental matters is incorporated by reference.


Item 5.  Other Information

          On January 26, 2000, the Company sold its Steel Processing Division located at Romulus, Michigan, to Kreher Wire Processing Inc. The transaction will result in an after-tax gain of approximately $1,700,000, or $1.59 per share, which will be recognized in the third quarter ending March 31, 2000. Management does not expect this transaction to affect the core operations of the Company.


Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibit 27.   Financial Data Schedule.

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



Date   February 14, 2000                  /s/ W.T. ZurSchmiede, Jr.
      -------------------                ---------------------------------
                                         W. T. ZurSchmiede, Jr.
                                         Chairman, Chief Executive Officer
                                         and Chief Financial Officer


Exhibit Index:

          Exhibit 27     Financial Data Schedule