Form 10-Q
period 2000-03-31
FEDERAL SCREW WORKS
filed 2000-05-12
CIK 34908

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC 20549




                                  FORM 10-Q


(Mark One)
            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the period ended             March 31, 2000
                      ------------------------------------

                                      OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------     -------------------


Commission File Number:               O-1837
                         -----------------------------------


                               FEDERAL SCREW WORKS
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Michigan                                      38-0533740
-----------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)


  20229 Nine Mile Road, St. Clair Shores, Michigan              48080
-----------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, and area code         (810) 443-4200
                                             --------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    YES  X     NO
                                                     -----      -----

At March 31, 2000, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,047,761 shares of such common stock outstanding at that time.


                                 (continued)



Part I  FINANCIAL INFORMATION



                             FEDERAL SCREW WORKS
                     CONDENSED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)


                                                       Mar. 31     June 30
                                                         2000        1999
                                                       -------     -------

                                    ASSETS
Current Assets:

  Cash ...........................................     $ 3,263     $   279

  Accounts Receivable, Less Allowance of $50 .....      17,236      15,727


  Inventories:
  Finished Products ..............................       7,888       4,815
  In-Process Products ............................       5,284       7,210
  Raw Materials And Supplies .....................       1,938       2,851
                                                       -------     -------
                                                        15,110      14,876

  Prepaid Expenses And Other Current Accounts ....         388         297
  Deferred Income Taxes ..........................       1,004         958
                                                       -------     -------

     Total Current Assets ........................      37,001      32,137


Other Assets:

  Intangible Pension Asset .......................       1,722       1,722
  Cash Value Of Life Insurance ...................       5,393       5,312
  Prepaid Pension Cost ...........................       3,405       3,622
  Miscellaneous ..................................       1,092         992
                                                       -------     -------
                                                        11,612      11,648

Property, Plant And Equipment ....................      93,821      94,527
  Less Accumulated Depreciation ..................      53,023      53,607
                                                       -------     -------

                                                        40,798      40,920
                                                       -------     -------

Total Assets .....................................     $89,411     $84,705
                                                       =======     =======

Part I  FINANCIAL INFORMATION    (Continued)


                                                      Mar. 31     June 30
                                                        2000        1999
                                                     --------     --------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ..............................    $  8,067     $  4,143
  Payroll And Employee Benefits .................       6,552        8,612
  Dividends Payable .............................         105          108
  Federal Income Taxes ..........................       1,020          585
  Taxes, Other Than Income Taxes ................       1,545        1,802
  Accrued Pension Contributions .................       1,108            0
  Other Accrued Liabilities .....................         295           31
  Current Maturities Of Long-Term Debt ..........           0          200
                                                     --------     --------

     Total Current Liabilities ..................      18,692       15,481

Long Term Liabilities:
  Long-Term Debt ................................           0        2,100
  Unfunded Pension Obligation ...................       1,321        1,321
  Postretirement Benefits Other Than Pensions ...      11,126        9,865
  Deferred Income Taxes .........................       1,792        2,006
  Employee Benefits .............................       1,002        1,081
  Other Liabilities .............................         783          723
                                                     --------     --------

     Total Long-Term Liabilities ................      16,024       17,096


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares;  1,047,761 Shares Outstanding
  at March 31, 1999 and 1,076,162 at June 30, 1999      1,048        1,076
  Additional Capital ............................       3,269        3,269
  Retained Earnings .............................      51,007       48,412
  Unfunded Pension Costs ........................        (629)        (629)
                                                     --------     --------

     Total Stockholders' Equity .................      54,695       52,128
                                                     --------     --------

Total Liabilities and Stockholders' Equity ......    $ 89,411     $ 84,705
                                                     ========     ========


See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (Thousands of Dollars, Except Per Share)

                                             Three Months Ended        Nine Months Ended
                                                  March 31                  March 31
                                              2000        1999         2000       1999
                                              ----        ----         ----       ----
Net Sales .............................    $ 32,888     $ 31,327    $ 89,280     $ 86,310

Costs And Expenses:

   Cost of Products Sold ..............      27,747       26,564      77,023       73,966

   Gain on Sale of Steel Proc. Division      (2,575)           0      (2,575)           0

   Selling And Administrative Expenses        1,957        1,857       5,403        5,281

   Interest Expense ...................         (28)          22          62          132
                                           --------     --------    --------     --------

      Total Costs and Expenses ........      27,101       28,443      79,913       79,379
                                           --------     --------    --------     --------

Earnings Before Federal
   Income Taxes .......................       5,787        2,884       9,367        6,931

Federal Income Taxes ..................       1,967          980       3,186        2,357
                                           --------     --------    --------     --------

Net Earnings ..........................    $  3,820     $  1,904    $  6,181     $  4,574
                                           ========     ========    ========     ========


Per Share Of Common Stock:

Basic and Diluted Earnings Per Share ..    $   3.59     $   1.75    $   5.79     $   4.21
                                           ========     ========    ========     ========

Cash Dividends Declared Per Share .....    $    .10     $    .10    $   2.20     $   2.10
                                           ========     ========    ========     ========

See Accompanying Notes.

                             FEDERAL SCREW WORKS
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)


                                                             Nine Months
                                                               Ended
                                                              March 31
                                                           2000       1999
                                                         -------    -------
Operating Activities
  Net Earnings .......................................   $ 6,181    $ 4,574

  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ..................     3,620      3,410
      Increase In Cash Value of Life Insurance .......       (81)       (82)
      Gain On Sale of Steel Processing Division ......    (1,700)         0
      Change In Deferred Income Taxes ................      (260)      (389)
      Employee Benefits ..............................       (79)        41
      Other ..........................................     1,438      1,646
    Changes In Operating Assets And Liabilities:
      Accounts Receivable ............................    (1,509)    (3,243)
      Inventories And Prepaid Expenses ...............      (325)      (615)
      Accounts Payable And Accrued Expenses ..........     1,714        496
                                                         -------    -------

Net Cash Provided By Operating Activities ............     8,999      5,838


Investing Activities
  Purchases of Property, Plant And Equipment-Net .....    (5,601)    (5,458)
  Cash Proceeds From Sale of Steel Processing Division     5,500          0
                                                         -------    -------

Net Cash Used In Investing Activities ................      (101)    (5,458)

Financing Activities
  Proceeds & Repayments on Bank Borrowings ...........    (2,300)     1,075
  Purchase of Common Stock ...........................    (1,251)         0
  Dividends Paid .....................................    (2,363)    (2,281)
                                                         -------    -------

Net Cash Used In Financing Activities ................    (5,914)    (1,206)
                                                         -------    -------

Increase (Decrease) In Cash ..........................     2,984       (826)

Cash At Beginning Of Period ..........................       279        975
                                                         -------    -------

Cash At End Of Period ................................   $ 3,263    $   149
                                                         =======    =======


See Accompanying Notes.

                             FEDERAL SCREW WORKS
             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 2000, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2000.


Note B - Debt

On October 13, 1999, Comerica Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2002, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2004. As of March 31, 2000, there were no outstanding borrowings under the Revolving Credit and Term Loan Agreement.


Note C - Dividends

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS: Net sales for the Company's third quarter ended March 31, 2000, increased $1,561,000, or 5.0%, compared with net sales for the third quarter of the prior year. Net sales for the nine month period ended March 31, 2000, increased $2,970,000, or 3.4%, compared with the nine month period of the prior year. The increase is attributable mainly to our participation in a new truck program, and increased automotive and refrigeration sales.

Gross profit for the three month period ended March 31, 2000, increased $378,000, or 7.9%, as compared with gross profit for the third quarter of the prior year. Gross profit for the nine month period ended March 31, 2000, decreased $87,000, or 0.7%, as compared with the nine month period of the prior year. The decrease is attributable mainly to increased manufacturing costs and continual pricing pressures from our customers.

Selling and administrative expenses increased $100,000, or 5.4%, for the third quarter ended March 31, 2000, as compared with the third quarter of the prior year. Selling and administrative expenses increased $122,000, or 2.3%, as compared with the nine month period ended March 31, 1999. The increase is mainly attributable to increases in compensation and related expenses.

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


DIVIDENDS: The Board of Directors, in February, 2000, declared a $.10 per share quarterly dividend paid April 3, 2000, to shareholders of record March 6, 2000.


LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $1,653,000 from $16,656,000 at June 30, 1999, to $18,309,000 at March 31, 2000.

At March 31, 2000, the Company had available $25,000,000 under its bank credit agreement.

Capital expenditures for the nine month period ended March 31, 2000, were approximately $5.6 million, and, for the year, are expected to approximate $7.1 million, of which approximately $2.4 million has been committed as of March 31, 2000.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          The Company's market risk is limited to interest rate risk on its revolving credit and term loan agreement. At March 31, 2000, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material.

PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

          The information set forth at the conclusion of the Liquidity and Capital Resources discussion in Item 2 of Part I concerning environmental matters is incorporated by reference.


Item 5.  Other Information

          On January 26, 2000, the Company sold its Steel Processing Division located at Romulus, Michigan, to Kreher Wire Processing Inc. The transaction resulted in an after-tax gain of approximately $1,700,000, or $1.59 per share. Management does not expect this transaction to affect the core operations of the Company.


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



Date    May 12, 2000                       /s/ W.T. ZurSchmiede, Jr.
      ----------------                     ---------------------------------
                                           W. T. ZurSchmiede, Jr.
                                           Chairman, Chief Executive Officer
                                           and Chief Financial Officer


Exhibit Index:

          Exhibit 27     Financial Data Schedule