Form 10-K405
period 2000-06-30
FEDERAL SCREW WORKS
filed 2000-09-29
CIK 34908

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                  ----------------------   -----------------

                          Commission file number 0-1837

                               FEDERAL SCREW WORKS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MICHIGAN                                   38-0533740
   (State or other jurisdiction of                   (I.R.S. Employer
   Incorporation or organization)                    Identification No.)

20229 NINE MILE ROAD, ST. CLAIR SHORES, MICHIGAN                       48080
   (Address of principal executive offices)                           (Zip Code)

        Registrant's telephone number, including area code: 810-443-4200

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $1 par value
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                     Yes [X}                         No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K. [x]

As of September 1, 2000 the aggregate market value of the common stock of Registrant held by non-affiliates was $23,545,004.

The number of shares outstanding of each of the Registrant's classes of common stock, as of September 1, 2000 is as follows:

             Title of Class                     Number of Shares Outstanding
              Common Stock,                             1,041,661
              $1 Par Value

                       DOCUMENT INCORPORATED BY REFERENCE

Certain information from the Proxy Statement of the Registrant dated September 27, 2000 has been incorporated by reference in response or partial response to Items 10, 11, 12 and 13 in this Report.

================================================================================

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

         Approximately 89% of the Registrant's net sales in fiscal 2000 (86% and 89% in fiscal 1999 and fiscal 1998, respectively) were made either directly or indirectly to automotive companies. The Registrant generally does not require collateral from its customers.

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

         The OEM supplier industry is highly cyclical and, in large part, dependent upon the overall strength of consumer demand for light trucks and passenger cars. There can be no assurance that the automotive industry, for which the Registrant supplies components, will not experience downturns in the future. A decrease in overall consumer demand for motor vehicles, in general, or specific segments, could have a material adverse effect on the Registrant's financial condition and results of operations.

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

         Customers comprising 10% or greater of the Registrant's net sales are summarized as follows:

                                                                       2000             1999              1998
                                                                       ----             ----              ----

                  Ford Motor Company............................       42%               43%                45%
                  General Motors Corporation....................       16%               17%                20%
                  All Others....................................       42%               40%                35%
                                                                      ---               ---                ---
                                                                      100%              100%               100%
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

         As of August 31, 2000, the Registrant had an estimated backlog of firm orders amounting to approximately $14,500,000, all of which are expected to be filled within the 2000 fiscal year. The comparable backlog as of August 31, 1999 amounted to approximately $15,000,000.

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

         The Registrant presently employs approximately 474 hourly-rated and salaried personnel. The Registrant's hourly work forces at the Chelsea and Romulus facilities are unionized. The Registrant's contracts with the unions in Chelsea and Romulus expire in May of 2002 and January of 2003, respectively.

         Sales to customers outside the United States are not significant.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Registrant's industrial component parts are manufactured in six plants located throughout Michigan.

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

         The Romulus Division is housed in a 100,000 square foot plant on 13 acres of land in Romulus, Michigan. This division uses nutformers as primary equipment to manufacture special prevailing torque locknuts. Products include locknuts, connecting rod nuts, and other special nut products, in both metric and inch sizes. The plant has its own furnace for heat treating in-process parts.

         The parts produced at the above divisions are sold principally to the automotive market. These parts are mass produced, and most are shipped directly to car assembly plants.

         The Novex Tool Division occupies a 19,000 square foot leased facility in Brighton, Michigan. The lease expires in December, 2001. The Division manufactures perishable tooling, primarily for the cold heading industry. Approximately forty percent of its output is consumed by the Registrant's Big Rapids, Romulus and Traverse City Divisions.

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

         In February of 1999, the Registrant began operations in a new 35,000 square foot plant in Traverse City, Michigan. The Traverse City Division manufacturers special assemblies for automotive customers.

         The Registrant's corporate offices are located in St. Clair Shores, Michigan, where the Registrant occupies 12,000 square feet of space under a ten year lease expiring in 2009 (renewable for two additional periods of five years each).

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

         The Rose Township Site was the first site selected by the EPA for remediation. The participating PRPs were successful in negotiating a Consent Decree which was approved by the United States District Court for the Eastern District of Michigan under which the Registrant has agreed to participate in the cost of the clean-up. These costs have been paid by the Registrant and no additional costs are expected. The State of Michigan appealed the Consent Decree to the United States Court of Appeals for the Sixth Circuit which affirmed entry of the Decree.

         The same PRPs have negotiated a settlement with the EPA and the Michigan Department of Environmental Quality ("MDEQ") at the Springfield Township site, and a Consent Decree embodying the settlement terms has been approved and entered by the United States District Court for the Eastern District of Michigan. Remediation costs for which the Registrant is liable under the Consent Decree are not expected to have a material effect on the Registrant's financial statements.

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

         The following table sets forth the quarterly high and low sales prices as reported by the Nasdaq Small Cap Market. Quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                                                     2000                    1999
                                                              ------------------      ------------------
                                                              High     Low               High     Low
                                                              ----     ----              ----     ----
                  lst Quarter                                 54        45 1/4            55       46
                  2nd Quarter                                 48 1/2    42                50       44
                  3rd Quarter                                 44 1/2    39                58       46
                  4th Quarter                                 42 1/2    39 15/16          51 1/2   44

         At September 1, 2000, the approximate number of beneficial holders and shareholders of record of the Registrant's common stock was 1100, based upon the securities position listings furnished to the Registrant.

         Cash dividends were declared in each of the four quarters during fiscal 2000 and fiscal 1999. Total cash dividends in fiscal 2000 were $2.30 per share and in fiscal 1999 were $2.20 per share. The Registrant is in compliance with covenants of its revolving credit and term loan agreement including any restrictions on the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

         FIVE YEARS ENDED JUNE 30                    2000         1999          1998         1997           1996
         ------------------------                    ----         ----          ----         ----           ----

OPERATIONS (IN THOUSANDS)
Net sales...................................     $  121,811   $  118,610    $ 106,889       $ 102,683     $   92,794
Earnings before federal income
 taxes......................................         14,693       12,364       11,779          10,768          6,560
Federal income taxes........................          4,941        4,158        3,952           3,593          2,169
Net earnings................................          9,752        8,206        7,827           7,175          4,391
Depreciation and amortization...............          4,913        4,623        4,206           3,889          3,553
Capital expenditures........................          9,978        7,779        8,367           6,872          5,682
Cash dividends declared.....................          2,467        2,390        2,173           1,304          1,195

PER SHARE DATA
Net earnings................................     $     9.19   $     7.56    $    7.20       $    6.60     $     4.04
Cash dividends declared.....................           2.30         2.20         2.00            1.20           1.10
Book value..................................          55.12        48.44        43.06           36.88          31.20
Average shares outstanding..................      1,061,527    1,085,289    1,086,475       1,086,646      1,086,662
                                                 ----------   ----------    ---------       ---------     ----------

RETURN DATA
Net earnings on net sales...................           8.0%         6.9%         7.3%            7.0%           4.7%
Net earnings on stockholders' equity........          16.7%        15.7%        16.7%           21.2%          14.2%

FINANCIAL POSITION AT JUNE 30 (IN
  THOUSANDS)
Working capital (net current assets)........         17,205      16,657        11,981           9,436        13,613
Other assets................................         15,481      11,647         9,526           9,022         8,566
Property, plant and equipment (net).........         43,876      40,920        37,782          33,642        30,665
                                                 ----------   ---------     ---------       ---------     ---------
Total assets less current liabilities.......         76,562      69,224        59,289          52,100        52,844
Less:
  Long-term debt............................             --       2,100           450             600         7,960
  Unfunded pension obligation...............             --          95            --           1,526         2,977
  Deferred employee compensation............          2,076       1,226            --              --            --
  Deferred taxes............................          2,425       2,006         2,197           1,564         1,122
  Employee benefits.........................            975       1,081         1,017           1,105         1,194
  Postretirement benefits...................         11,747       9,865         8,211           6,746         5,250
  Other liabilities.........................            803         723           634             479           440
                                                         --          --            --              --            --
Stockholders' equity (net assets)...........     $   58,536   $  52,128     $  46,780       $  40,080     $  33,901
                                                 ==========   =========     =========       =========     =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth the percent relationship of certain items to net sales for the periods indicated:

                                                              For the Years Ended  June 30,
                                                              -------------------  --------

                                                              2000     1999     1998
                                                              ----     ----     ----
                  Net Sales                                   100%     100%     100%
                  Gross Profit                                15.6     16.1     16.7
                  Selling, general and
                    administrative expenses                    5.5      5.5      5.6
                  Interest                                      .1       .2       .1
                  Gain on sale of Steel Processing Division   (2.1)       -        -
                  Earnings before federal
                    income taxes                              12.1     10.4     11.0
                  Net earnings                                 8.0      6.9      7.3

         Federal Screw Works reported net sales of $121.8 million in fiscal 2000, which represented a 2.7% increase from fiscal 1999 sales of $118.6 million. Net sales for fiscal 1999 increased 10.9% from fiscal 1998 sales of $106.9 million. Sales in both 2000 and 1999 benefitted from new automotive parts programs and the Registrant's continued expansion in non-automotive related markets. The number of parts shipped increased in each of the last two fiscal years.

         Gross profits decreased .5% to $19.0 million in fiscal 2000, a $.0.1 million decrease from fiscal 1999. Fiscal 1999 gross profits increased 7.3% to $19.1 million compared to the $17.8 million level realized in 1998. The decrease resulted primarily from price concessions which continued to be required by our customers. These concessions are a part of the competitive environment and will be with us for the foreseeable future. The concessions were higher in fiscal 2000 than in any previous year. The increase in fiscal 1999 resulted primarily from greater sales. Material, plating and packaging costs were again stable in 2000.

         Our Shareholders are aware of the Registrant's dependence upon sales to the two largest U.S. automobile manufacturers, a condition that has existed for at least fifty years. Although the Registrant has purchase orders from such customers, such purchase orders generally provide for supplying the customer's requirements for a particular model or model year rather than for manufacturing a specific quantity of products. The loss of any one of such customers or significant purchase orders could have a material adverse effect on the Registrant. These customers are also able to exert considerable pressure on component suppliers to reduce costs, improve quality and provide additional design and engineering capabilities. There can be no assurance that the additional costs of increased quality standards, price reductions or additional capabilities required by such customers will not have a material adverse effect on the financial condition or results of operations of the Registrant. The impact of new parts programs were again a positive factor in fiscal 2000.

         The Registrant rejoined the Daimler Chrysler supply base after a four-year absence. The receipt of orders for the 2002 and 2003 model years has been encouraging.

         Refrigeration sales in fiscal 2000 were relatively flat. As a percentage of growth, refrigeration sales growth historically has been greater than automotive sales growth. Sales to customers outside North America are increasing, but are still not material.

         The Registrant has not been able to increase its business with the transplant suppliers in the current fiscal year. Again, outsourcing programs were not a factor in fiscal 2000, as they were not in fiscal 1999 and 1998. Despite this, the Registrant believes that these programs will continue to be a source of significant business in the future. Fastener industry consolidations continued in fiscal 2000, but they did not result in additional competitive pressure.

         As announced in the Registrant's third quarter report, the Registrant sold its Steel Processing Division in January, 2000, which resulted in an after-tax gain of approximately $1,661,000, or $1.57 per share. The Registrant entered into a new three year collective bargaining agreement with the United Auto Workers covering the employees of its Romulus Division. This agreement will expire in January, 2003.

         As a percentage of net sales, selling, general and administrative expenses were 5.5% in fiscal 2000. In fiscal 1999 and fiscal 1998 these expenses were 5.5% and 5.6% of net sales, respectively.

         Interest expense decreased in fiscal 2000 as a result of a decrease in average borrowings under the Registrant's bank credit agreement.

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

         The Rose Township Site was the first site selected by the EPA for remediation. The participating PRPs were successful in negotiating a Consent Decree which was approved by the United States District Court for the Eastern District of Michigan under which the Registrant has agreed to participate in the cost of the clean-up. These costs have been paid by the Registrant and no additional costs are expected. The State of Michigan appealed the Consent Decree to the United States Court of Appeals for the Sixth Circuit which affirmed entry of the Decree.

         The same PRPs have negotiated a settlement with the EPA and the Michigan Department of Environmental Quality ("MDEQ") at the Springfield Township site, and a Consent Decree embodying the settlement terms has been approved and entered by the United States District Court for the Eastern District of Michigan. Remediation costs for which the Registrant is liable under the Consent Decree are not expected to have a material effect on the Registrant's financial statements.

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

         The Registrant completed a comprehensive review of its operations related to the "Year 2000" issue during fiscal 1998. This review included an assessment of the Registrant's mainframe computer system, operating and application systems, microcomputer and office systems, facilities, and production equipment. This review also included correspondence with major vendors and customers. As a result of these efforts, the Registrant experienced no Y2K problems.

DIVIDENDS

         Cash dividends declared in fiscal year 2000 were $2.30 per share, $.10 more than that declared in fiscal 1999 and $.30 more than declared in fiscal 1998. The Board of directors in August, 2000, declared a $.10 per share quarterly dividend, and an extra dividend of $1.90 per share.

LIQUIDITY AND CAPITAL RESOURCES

         On October 13, 1999, the Registrant extended its Revolving Credit and Term Loan Agreement by one year. The expiration date is October 31, 2002, and is renewable annually for an additional year. Borrowings up to $25 million and capital expenditures of $14 million annually are permitted. The Registrant has the option to convert borrowings under the facility to a term note through October 31, 2004. Payments under the term note, if the conversion option were exercised, would be made quarterly and could extend to October 31, 2004. Therefore, borrowings under the Revolving Credit and Term Loan Agreement, which were zero at June 30, 2000 and $2,100,000 at June 30, 1999, are classified as long-term debt.

         Working capital at June 30, 2000 amounted to $17,205,000 as compared to working capital of $16,657,000 at June 30, 1999. The increase resulted primarily from an increase in accounts receivable and inventories. The increase in accounts receivable relates primarily to strong sales in the fourth quarter of 2000 and the timing of customer payments near year end.

         During fiscal 2000, the Registrant reduced its unfunded pension obligation to zero. This had the effect of reducing the intangible pension asset and the unrecognized pension cost component of stockholders' equity. Prepaid pension costs increased accordingly.

         As discussed in Note 5 to the financial statements, effective July 1, 1993, the Registrant adopted FASB Statement No. 106. As permitted by the Statement, the Registrant is amortizing the present value of future health care and life insurance benefits related to employees past service ($17,967,000 at July 1, 1993) over a period of 20 years. The implementation of this accounting pronouncement has no impact on the Registrant's cash flows.

         Cash flows from operating activities approximated $12.9 million in fiscal 2000. This compares to $8.5 million in 1999 and $10.5 million in 1998. The principal components of these activities are set forth on page 11.

         Capital expenditures for fiscal 2000 were $10.0 million, primarily related to the purchase of equipment and expansion of facilities in order to improve production efficiencies and enable the Registrant to meet increased future demand for its products. Capital expenditures in fiscal years 1999 and 1998 were $7.8 million and $8.4 million, respectively. Expenditures for additional equipment during fiscal 2001 are presently expected to approximate $14.0 million, of which $4.3 million had been committed as of June 30, 2000. These future capital expenditures are expected to be financed from cash generated from operations and additional borrowing capacity under the bank credit agreement.

         Net cash used in financing activities was $6.3 million in fiscal 2000. This compares to $1.4 million used in fiscal 1999 and $2.3 million used in 1998. Fluctuations in these activities have been influenced principally by borrowings and repayments under the Registrant's Revolving Credit and Term Loan Agreement.

IMPACT OF INFLATION AND CHANGING PRICES

         The Registrant passes increased costs on to customers, to the extent permitted by competition, by increasing sales prices whenever possible. In fiscal 2000, 1999 and 1998, the Registrant was generally unable to pass on cost increases incurred due to competitive pressures. Sales price increases in each of these years were insignificant.

FORWARD LOOKING STATEMENTS

The foregoing discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various uncertainties, including competition, the loss of, or reduction in business with, the Registrant's principal customers, work stoppages, strikes and slowdowns at the Registrant's facilities and those of its customers; adverse changes in economic conditions generally and those of the automotive industry, specifically.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Registrant's market risk is limited to interest rate risk on its revolving credit and term loan agreement and its lease-purchase obligation. At June 30, 2000, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. The aggregate fair value of the Registrant's lease-purchase obligation approximates its recorded amount at June 30, 2000. Accordingly, management believes this risk is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STATEMENT OF OPERATIONS

                                                                YEAR ENDED JUNE 30

                                                      2000                1999              1998
                                                ---------------      ---------------    -------------
Net Sales                                          $121,811,494         $118,610,185     $106,888,711

Costs and Expenses:
   Cost of products sold                            102,808,332           99,486,786       89,051,350
   Selling, general and administrative                6,742,353            6,554,281        5,932,572
   Gain on sale of Steel Processing                 (2,501,122)                    -                -
   Interest                                              68,978              205,534          126,091
                                                   ------------         ------------     ------------
                                                    107,118,541          106,246,601       95,110,013
                                                   ------------         ------------     ------------

EARNINGS BEFORE FEDERAL
INCOME TAXES                                         14,692,953           12,363,584       11,778,698
Federal incomes taxes--Note 4:
   Current                                            4,840,000            4,361,000        3,822,000
   Deferred (credit)                                    101,000            (203,000)          130,000
                                                   ------------         ------------     ------------
                                                      4,941,000            4,158,000        3,952,000
                                                   ------------         ------------     ------------

NET EARNINGS                                       $  9,751,953         $  8,205,584     $  7,826,698
                                                   ============         ============     ============

Average number of shares outstanding                  1,061,527            1,085,289        1,086,475
                                                   ============         ============     ============

Net earnings per share                             $       9.19         $       7.56     $       7.20
                                                   ============         ============     ============


   See accompanying notes

STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED JUNE 30

                                                               2000              1999             1998
                                                          --------------    -------------    -------------
OPERATING ACTIVITIES
Net earnings                                                 $ 9,752,388      $ 8,205,584      $ 7,826,698
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                             4,916,814        4,622,864        4,206,219
     Increase in cash value of life insurance                  (123,786)        (121,956)        (124,773)
     Change in deferred income taxes                             417,000        (203,000)          130,000
     Employee benefits                                         1,776,301        1,718,524        1,376,040
     Gain on sale of equipment                               (2,496,083)
     Deferred retirement benefits and other                  (2,255,121)        (569,002)        (231,542)
Changes in operating assets and liabilities:
     Accounts receivable                                     (1,230,915)      (3,911,552)           77,088
     Inventories and prepaid expenses                          (234,264)      (1,351,556)      (2,305,571)
     Accounts payable and accrued expenses                     2,376,734          103,541        (479,726)
                                                             -----------      -----------      -----------

NET CASH PROVIDED BY OPERATING
ACTIVITIES                                                    12,899,068        8,493,447       10,474,433

INVESTING ACTIVITIES
Purchases of property, plant and equipment                   (9,977,646)      (7,779,183)      (8,366,821)
Proceeds from sale of property, plant and
   equipment                                                   4,605,775           18,513           20,144
                                                             -----------      -----------      -----------
NET CASH USED IN INVESTING
   ACTIVITIES                                                (5,371,871)      (7,760,670)      (8,346,677)

FINANCING ACTIVITIES
Additional borrowings (principal
   repayments) under bank credit agreement                   (2,100,000)        1,850,000          250,000
Principal payments on lease-purchase
   obligation                                                  (200,000)        (400,000)        (400,000)
Purchases of common stock                                    (1,497,817)        (488,694)          (5,450)
Dividends paid                                               (2,467,092)      (2,389,656)      (2,173,004)
                                                             -----------      -----------      -----------
NET CASH USED IN FINANCING
   ACTIVITIES                                                (6,264,909)      (1,428,350)      (2,328,454)
                                                             -----------      -----------      -----------
INCREASE (DECREASE) IN CASH                                    1,262,288        (695,573)        (200,698)
Cash at beginning of year                                        279,306          974,879        1,175,577
                                                             -----------      -----------      -----------
CASH AT END OF YEAR                                          $ 1,541,594      $   279,306      $   974,879
                                                             ===========      ===========      ===========

BALANCE SHEETS

                                                                      JUNE 30

                                                               2000              1999
                                                           ------------      ------------

ASSETS
CURRENT ASSETS
Cash                                                      $ 1,541,594           $   279,306
Accounts receivable                                        16,958,253            15,727,338
Inventories-Note 1:
     Finished products                                      6,185,654             4,814,688
     In-process products                                    6,873,045             7,210,378
     Raw materials and supplies                             1,955,169             2,850,877
                                                          -----------           -----------
Total inventories                                          15,013,868            14,875,943
Prepaid expenses and other current accounts                   393,605               297,266
Deferred income taxes - Note 4                                956,000               958,000
                                                          -----------           -----------
TOTAL CURRENT ASSETS                                       34,863,320            32,137,853

OTHER ASSETS
Intangible asset - Note 5                                     941,957             1,721,522
Cash value of life insurance                                5,435,442             5,311,656
Prepaid pension costs                                       7,397,614             3,622,538
Miscellaneous                                               1,706,003               991,765
                                                          -----------           -----------
                                                           15,481,016            11,647,481
PROPERTY, PLANT AND EQUIPMENT - Notes 2 and 3
Land                                                          423,038               511,579
Buildings and improvements                                 11,434,760            12,771,671
Machinery and equipment                                    86,290,080            81,243,695
                                                          -----------           -----------
                                                           98,147,878            94,526,945
Less accumulated depreciation                             (54,272,443)          (53,606,656)
                                                          -----------           -----------

                                                           43,875,435            40,920,289
                                                          -----------           -----------

                                                          $94,219,771           $84,705,623
                                                          ===========           ===========

                                                                        JUNE 30

                                                                2000               1999
                                                         ---------------     ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                          $ 7,356,712          $ 4,143,363
Payroll and employee benefits                               8,354,143            8,611,738
Dividend payable                                              103,846              108,191
Federal income taxes                                           38,964              585,052
Taxes, other than income taxes                              1,739,706            1,802,095
Other accrued liabilities                                      64,597               30,795
Current maturities of long-term debt                              -                200,000
                                                        -------------        -------------

TOTAL CURRENT LIABILITIES                                  17,657,968           15,481,234

LONG-TERM LIABILITIES
Long-term debt -- Note 2                                          -              2,100,000
Unfunded pension obligation -- Note 5                             -                 95,174
Deferred employee compensation -- Note 5                    2,076,403            1,225,938
Deferred income taxes -- Note 4                             2,425,000            2,006,000
Employee benefits                                             975,148            1,080,828
Postretirement benefits -- Note 5                          11,746,793            9,864,806
Other liabilities                                             802,394              723,597
                                                        -------------        -------------
                                                           18,025,738           17,096,343
STOCKHOLDERS' EQUITY -- Notes 2 and 7
Common stock, $1 par value, authorized
     2,000,000 shares, 1,041,661 shares
     outstanding in 2000 (1,076,162 in 1999)                1,041,661            1,076,162
Additional capital                                          3,269,476            3,269,476
Retained earnings                                          54,233,406           48,411,426
Accumulated other comprehensive income                        (8,478)            (629,018)
                                                        -------------        -------------

                                                           58,536,065           52,128,046
                                                        -------------        -------------

                                                          $94,219,771          $84,705,623
                                                        =============        =============

See accompanying notes.

STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                                           ACCUMULATED
                                                                                              OTHER
                                         COMMON         ADDITIONAL         RETAINED       COMPREHENSIVE
                                          STOCK           CAPITAL          EARNINGS           INCOME           TOTAL
                                      --------------   -------------    --------------    -------------    -------------

BALANCES AT JULY 1, 1997              $   1,086,512    $   3,066,476    $  37,425,598     $ (1,498,308)    $  40,080,278
Net earnings for the year                                                   7,826,698                          7,826,698
Reduction of unrecognized pension
   costs, net of taxes
Total comprehensive income                                                                     907,644           907,644
                                                                                                           -------------
                                                                                                               8,734,342
Purchase of 100 shares                         (100)                           (5,350)                            (5,450)
Transactions under restricted stock
   bonus plans -- net                                        144,000                                             144,000
Cash dividends declared --
   $2.00 per share                                                         (2,173,004)                        (2,173,004)
                                      --------------   -------------    -------------     ------------     -------------

BALANCES AT JUNE 30, 1998                 1,086,412        3,210,476       43,073,942         (590,664)       46,780,166
Net earnings for the year                                                   8,205,584                          8,205,584
Additional unrecognized pension
   costs, net of taxes                                                                         (38,354)          (38,354)
                                                                                                           -------------
Total comprehensive income                                                                                     8,167,230
Purchase of 10,250 shares                   (10,250)                         (478,444)                          (488,694)
Transactions under restricted stock
   bonus plans -- net                                         59,000                                              59,000
Cash dividends declared --
   $2.20 per share                                                         (2,389,656)                        (2,389,656)
                                      --------------   --------------   -------------     ------------     -------------

BALANCES AT JUNE 30, 1999                 1,076,162        3,269,476       48,411,426         (629,018)       52,128,046
Net earnings for the year                                                   9,752,388                          9,752,388
Reduction of unrecognized pension
   costs, net of taxes                                                                         629,018           629,018
Change in unrealized loss on
   securities available-for-sale,
   net of taxes                                                                                 (8,478)           (8,478)
                                                                                                           -------------
Total comprehensive income                                                                                    10,372,928
Purchase of 34,501 shares                   (34,501)                       (1,463,316)                        (1,497,817)
Cash dividends declared --
   $2.30 per share                                                         (2,467,092)                        (2,467,092)
                                      --------------   --------------   -------------     ------------     -------------
BALANCES AT JUNE 30, 2000             $   1,041,661    $   3,269,476    $  54,233,406     $     (8,478)    $  58,536,065
                                      =============    =============    =============     ============     =============

( ) denotes deduction
See accompanying notes.

NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES: Inventories are stated at the lower of cost or market. Cost, determined by the last-in, first-out (LIFO) method, was used for certain raw material inventories, $1,317,000 and $2,216,000 at June 30, 2000 and 1999,
respectively. The remaining inventories are costed using the first-in, first-out
(FIFO) method. If inventories valued on LIFO had been valued at current cost, amounts reported at June 30 would have been increased by $656,000 and $582,000 in 2000 and 1999, respectively.

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

INVESTMENTS: The Company has invested approximately $1,600,000 and $800,000 as of June 30, 2000 and 1999, respectively, which has been designated for payment of certain liabilities related to deferred compensation plans. In accordance with Statement of Financial Accounting Standards No. 115 ("FASB 115") the Company has classified all investments as "available for sale" because they are freely tradable. As of June 30, 2000, the Company recorded a current unrealized loss of $12,000 from its investments which is reflected in the shareholders' equity section of the balance sheet in accordance with FASB 115.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

REVENUE RECOGNITION: The Company recognizes revenue when goods are shipped to the customer.

FAIR VALUE OF FINANCIAL INSTRUMENTS: At June 30, 2000, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value.

RECLASSIFICATION: Certain items in the prior year financial statements have been reclassified to conform to the presentation used in 2000.

NOTE 2 - DEBT

Long-term debt at June 30 consists of the following:

                                                                   2000          1999
                                                               -----------    -----------

Revolving credit note payable to bank                          $    0          $2,100,000
Lease-purchase obligation (see Note 3), payable $200,000
semi-annually, plus interest at 7 3/4%                              0             200,000
                                                                ---------       ---------
                                                                    0           2,300,000
Less current maturities                                             0             200,000
                                                                ---------       ---------
                                                               $    0          $2,100,000
                                                                =========       =========

The Company has a $25,000,000 revolving credit and term loan agreement with a bank. The Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2002, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly commencing three months following conversion until maturity of the term note on October 31, 2004. Interest (6.56% at June 30, 2000) on outstanding borrowings is determined based on the prime rate, or at the Company's option, an alternative variable market rate. The Company also pays a commitment fee of 3/8% on the unused portion of the revolving credit.

The Company is in compliance with covenants of the revolving credit and term loan agreement including the requirements to meet certain financial ratios.

Interest paid by the Company during fiscal 2000, fiscal 1999 and fiscal 1998 aggregated $69,000, $320,000, and $323,000, respectively.

NOTE 3 - LEASES AND OTHER COMMITMENTS

At June 30, 2000, the aggregate minimum rental commitments for various noncancelable operating leases with initial terms of one year or more are as follows:

                                                                               OPERATING
YEAR ENDING JUNE 30                                                             LEASES
-------------------                                                         --------------
2001                                                                            $  917,000
2002                                                                               649,000
2003                                                                               404,000
2004                                                                               322,000
2005                                                                               277,000
----                                                                             ---------
Total minimum lease payments                                                    $2,569,000
                                                                                 =========


Total rent expense was $1,174,000 in fiscal 2000, $1,158,000 in fiscal 1999, and $1,035,000 in fiscal 1998.

Costs to complete the expansion of existing plant facilities and the purchase of machinery and equipment approximated $4,338,000 at June 30, 2000.


NOTE 4 - FEDERAL INCOME TAXES

A reconciliation of the federal income tax provision to the amount computed by applying the applicable statutory federal income tax rate (35%) to earnings before federal income taxes follows:

                                                    2000               1999             1998
                                               --------------    ---------------   --------------
Computed amount                                    $5,143,000         $4,327,000       $4,123,000
Life insurance policies                              (79,000)           (79,000)         (97,000)
Other                                               (123,000)           (90,000)         (74,000)
                                                   ----------         ----------       ----------

Total federal income tax provision                 $4,941,000         $4,158,000       $3,952,000
                                                   ==========         ==========       ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2000 and 1999 are as follows:

                                                     2000             1999
                                               ---------------  ----------------
Deferred tax liabilities:
   Accelerated tax depreciation                     $4,933,000        $4,667,000
                                                     ---------         ---------

   Total deferred tax liabilities                    4,933,000         4,667,000
                                                     ---------         ---------
Deferred tax assets:
   Employee benefits                                 3,304,000         3,487,000
   Inventory                                           104,000            93,000
   Other                                                56,000            39,000
                                                     ---------         ---------

   Total deferred tax assets                         3,464,000         3,619,000
                                                     ---------         ---------

   Net deferred tax liabilities                     $1,469,000        $1,048,000
                                                     =========         =========

Income taxes paid by the Company during fiscal 2000, fiscal 1999, and fiscal 1998 totaled $5,386,000, $4,881,000, and $3,358,000, respectively.

NOTE 5 - EMPLOYEE BENEFIT PLANS

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

The following tables set forth the plans' funded status at the March 31, 2000 and 1999 measurement dates:

CHANGES IN BENEFIT OBLIGATION ARE:

                                                            PENSION                    POSTRETIREMENT
                                                           BENEFITS                       BENEFITS
                                                 -------------------------------------------------------------
                                                      2000            1999           2000            1999
                                                 --------------- -------------- --------------- --------------
Benefit obligation
   at beginning of year                             $23,729,000    $21,439,000     $21,743,000    $20,494,000
Service cost                                            782,000        720,000         547,000        467,000
Interest cost                                         1,643,000      1,613,000       1,479,000      1,444,000
Plan Amendments                                         371,000        946,000              --             --
Actuarial (gain)/loss                                 (432,000)        428,000       (826,000)        493,000
Benefits paid                                       (1,322,000)    (1,417,000)     (1,242,000)    (1,155,000)
--------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                   $24,771,000    $23,729,000     $21,701,000    $21,743,000
==============================================================================================================

COMPONENTS OF NET PERIODIC BENEFIT COST ARE:

                                                  PENSION                                    POSTRETIREMENT
                                                  BENEFITS                                      BENEFITS
--------------------------------------------------------------------------------------------------------------------------
                                     2000            1999            1998            2000          1999          1998
--------------------------------------------------------------------------------------------------------------------------

Service cost                     $    782,000     $    720,000   $    523,000    $    547,000   $   467,000   $   373,000
Interest cost                       1,643,000        1,614,000      1,460,000       1,479,000     1,444,000     1,367,000
Expected return
   on assets                      (1,911,000)      (1,966,000)    (1,600,000)              --            --            --
Amortization of
   transition obligation              166,000          166,000        167,000         898,000       898,000       898,000
Amortization of
   prior service cost                 179,000          151,000         83,000              --            --            --
Amortization of
   unrecognized
   net (gain)/loss                     52,000           26,000         70,000              --            --     (100,000)
--------------------------------------------------------------------------------------------------------------------------
Net periodic
   benefit cost                  $    911,000     $    711,000   $    703,000    $  2,924,000  $  2,809,000   $ 2,538,000

==========================================================================================================================

CHANGES IN PLAN ASSETS ARE:

                                                       PENSION                           POSTRETIREMENT
                                                       BENEFITS                             BENEFITS
--------------------------------------------------------------------------------------------------------------------------
                                                  2000              1999                2000                1999
--------------------------------------------------------------------------------------------------------------------------
Fair value of assets
   at beginning of year                         $24,661,000      $24,674,000            $    --             $    --
Actual return on assets                             831,000        (216,000)                 --                  --
Employer contribution                             2,834,000        1,620,000                 --                  --
Benefits paid                                   (1,322,000)      (1,417,000)                 --                  --
--------------------------------------------------------------------------------------------------------------------------
Fair value of assets at end of year             $27,004,000      $24,661,000            $    --             $    --
==========================================================================================================================

FUNDED STATUS OF THE PLANS ARE:

                                                           PENSION                          POSTRETIREMENT
                                                           BENEFITS                            BENEFITS
---------------------------------------------------------------------------------------------------------------------
                                                     2000             1999             2000               1999
---------------------------------------------------------------------------------------------------------------------
Funded status at end of
   year (underfunded)                               $2,233,000      $  932,000      $(21,701,000)      $(21,743,000)
Unrecognized transition obligation                      99,000         264,000         11,478,000         12,577,000
Unrecognized prior service cost                      1,858,000       1,666,000                 --                 --
Unrecognized net (gain)/loss                         3,208,000       2,614,000        (1,524,000)          (699,000)

---------------------------------------------------------------------------------------------------------------------
Prepaid/(accrued) benefit cost                      $7,398,000      $5,476,000      $(11,747,000)      $ (9,865,000)
=====================================================================================================================
Amounts recognized in the statement of financial position:

Prepaid benefit cost                                $7,398,000      $3,622,000                 --                 --
Accrued benefit liability                                   --        (95,000)      $(11,747,000)      $ (9,865,000)
Intangible asset                                            --         996,000                 --                 --
Accumulated other comprehensive
   income (pre-tax)                                         --         953,000                 --                 --
---------------------------------------------------------------------------------------------------------------------
Net amount recognized                               $7,398,000      $5,476,000      $(11,747,000)      $ (9,865,000)
=====================================================================================================================


The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $11,856,000, $10,045,000 and $8,382,000, respectively, as of June 30, 1999.

In accounting for pension plans, the Company used a discount rate of 7.25% in 2000, and 7.0% in 1999, a 5% rate of increase in compensation, and an 8% expected rate of return on assets. Plan assets for these plans consist principally of fixed income instruments, equity securities and participation in insurance company contracts.

The weighted average discount rate used in determining the accumulated post retirement benefit obligation at June 30, 2000 and 1999 was 7.25% and 7.0%, respectively.

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2000. The rate was assumed to decrease gradually to 5.5% for 2004 and remain at that level thereafter. Assumed health care cost trends have a significant effect on the amounts reported for the health care plan. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 2000 and 1999 by $2,347,000 and $2,523,000, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended June 30, 2000 and 1999 by $258,000 and $259,000, respectively.

The Company sponsors a supplemental executive retirement plan which covers certain executives of the Company. The net periodic pension expense for the plan was $634,000 and $500,000 in fiscal 2000 and 1999, respectively. The actuarial present value of vested benefit obligations approximated $1,863,000 at June 30, 2000 and $1,073,000 at June 30, 1999, respectively. The Company has invested $1,134,000 as of June 30, 2000 to cover obligations of the plan.

The Company also sponsors a retirement plan for directors who are not employees of the Company. The net periodic pension expense for the plan was $79,000, $89,000, and $156,000 in fiscal 2000, 1999, and 1998, respectively. The actuarial present value of vested benefit obligations approximated $844,000 at June 30, 2000 and $765,000 at June 30, 1999. The plan is currently not fully funded.

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

Approximately 89% of the Company's net sales in fiscal 2000 and 86% in fiscal 1999 were made either directly or indirectly to automotive companies.

Customers comprising 10% or greater of the Company's net sales are summarized as follows:

                                                     2000                       1999
                                                     ----                       ----
Ford Motor Company                                   42%                        43%
General Motors Corporation                           16                         17
All Others                                           42                         40
                                                     ------                     ------
                                                     100%                       100%

NOTE 7 - RESTRICTED STOCK BONUS PLAN

The Company maintains a restricted stock bonus plan for certain key employees. Shares issued under the plan are subject to certain restrictions which lapse generally over a period of six to ten years from date of grant. The market value of shares issued, considered to be compensation, is being charged to operations over the periods during which the restrictions lapse. The tax benefits of the compensation deduction are credited to additional capital.


NOTE 8 - LITIGATION

The Company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that their outcome will not have a significant effect on the Company's financial statements.

                         Report of Independent Auditors

Board of Directors
Federal Screw Works


We have audited the accompanying balance sheets of Federal Screw Works as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Screw Works at June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  /s/ Ernst & Young LLP

Detroit, Michigan
August 10, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Inapplicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information is contained under the captions "Election of Directors," "Security Ownership of Management," and "Compliance with Section 16(a) of the Exchange Act" in the Registrant's Proxy Statement dated September 27, 2000 and is incorporated herein by reference.

         The following information supplements the information provided on pages 1 through 3 in the Registrant's Proxy Statement dated September 27, 2000 which is incorporated herein by reference.

Name                                        Position                                                      Age
-------------------------------------------------------------------------------------------------------------
John M. O'Brien.....................        Vice President-Sales and Marketing since 1986;                50
                                            Vice President-General Sales Manager, 1984 to
                                            1986; General Sales Manager, 1982 to 1984;
                                            Sabbatical at Stanford University Business School,
                                            1981 to 1982; Sales Representative, 1975 to 1981.

Jeffrey M. Harness..................        Vice President and General Manager - Chelsea                  44
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

ITEM 11.  EXECUTIVE COMPENSATION

         Information is contained under the captions "Directors Remuneration and Committees of the Board" and "Executive Compensation" in the Registrant's Proxy Statement dated September 27, 2000 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         Information is contained under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Registrant's Proxy Statement dated September 27, 2000 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information is contained under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement dated September 27, 2000 and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1) Financial Statements. The following financial statements of the Registrant and Report of Independent Public Accounts are contained in "Item 8 Financial Statements and Supplementary Data."

         FINANCIAL STATEMENTS

              - Statements of Operations for the years ended June 30, 2000, 1999 and 1998

              - Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998

              - Balance sheets as of June 30, 2000 and 1999

              - Statements of Stockholders' equity for the years ended June 30,
                2000, 1999 and 1998

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         NOTES TO FINANCIAL STATEMENTS

         (2) Financial Statement Schedules. The following financial statement schedule is filed with this report, and appears on page 25.

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

10.4 Lease agreement between the Registrant and Safran Development, L.L.C. for the lease of the 2nd floor of 20229 Nine Mile Road, St. Clair Shores, Michigan, effective October 26, 1999, was previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1999, and is incorporated herein by reference.

10.5+ Retirement Plan for Outside Directors as amended and restated, filed as an exhibit to the Registrant's 1995 Form 10-K and incorporated herein by reference.

10.6+ Supplemental Executive Retirement Plan dated July, 1998, filed as an exhibit to the Registrant's 1998 Form 10-K and incorporated herein by reference.

27.*     Financial Data Schedule.

99. Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

* Filed with this report

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                ADDITIONS        ADDITIONS
                                                   (1)              (2)
DESCRIPTION                     BALANCE AT      CHARGED TO       CHARGED TO       DEDUCTIONS -       BALANCE AT
                                 BEGINNING      COSTS AND      OTHER ACCOUNTS       DESCRIBE        END OF PERIOD
                                 OF PERIOD       EXPENSES        - DESCRIBE
=====================================================================================================================
Valuation allowance for
 accounts receivable:
Year ended June 30, 2000       $    50,000     $     -                                                $  50,000
Year ended June 30, 1999            50,000           -                                                   50,000
Year ended June 30, 1998            50,000           -                                                   50,000

Valuation allowance for
 inventories:
Year ended June 30, 2000       $   167,000     $ 38,000                          $    25,000(A)          $ 180,000
Year ended June 30, 1999           226,000       67,000                              126,000(A)            167,000
Year ended June 30, 1998           217,000       57,637                               48,637(A)            226,000

(A) Unsalable inventories charged off; corresponding reduction of allowance.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FEDERAL SCREW WORKS
                                  (Registrant)


                                 By:    /s/ W. T. ZURSCHMIEDE, JR.
                                        --------------------------
                                        W. T. ZurSchmiede, Jr.
                                        Chairman and Chief Executive
                                        Officer, Chief Financial Officer,
                                        Secretary and Treasurer

Date:    September 27, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wade C. Plaskey                                           September 27, 2000
--------------------------------------
Wade C. Plaskey
Corporate Controller
(Principal Accounting Officer)


/s/ Thomas W. Butler, Jr.                                     September 27, 2000
--------------------------------------
Thomas W. Butler, Jr.
Director

/s/ Hugh G. Harness                                           September 27, 2000
--------------------------------------
Hugh G. Harness
Director

/s/ F. D. Tennent                                             September 27, 2000
--------------------------------------
F. D. Tennent
Director

/s/ W. T. ZurSchmiede, Jr.                                    September 27, 2000
--------------------------------------
W. T. ZurSchmiede, Jr.
Director

/s/ Robert F. ZurSchmiede                                     September 27, 2000
--------------------------------------
Robert F. ZurSchmiede
Director

/s/ Thomas ZurSchmiede                                        September 27, 2000
--------------------------------------
Thomas ZurSchmiede
Director


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

10.4 Lease agreement between the Registrant and Safran Development, L.L.C. for the lease of the 2nd floor of 20229 Nine Mile Road, St. Clair Shores, Michigan, effective October 26, 1999, was previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1999, and is incorporated herein by reference.

10.5+ Retirement Plan for Outside Directors as amended and restated, filed as an exhibit to the Registrant's 1995 Form 10-K and incorporated herein by reference.

10.6+ Supplemental Executive Retirement Plan dated July, 1998, filed as an exhibit to the Registrant's 1998 Form 10-K and incorporated herein by reference.

27.*     Financial Data Schedule.

99. Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

* Filed with this report

                                 Exhibit Index
                                ---------------

Exhibit No.                     Description
-----------                     -----------
    27                          Financial Data Schedule