Form 10-Q
period 2000-09-30
FEDERAL SCREW WORKS
filed 2000-11-13
CIK 34908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549




                                    FORM 10-Q


(Mark One)
                  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

For the period ended             SEPTEMBER 30, 2000
                      --------------------------------------------------------

                                       OR

                  [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    -------------------------


Commission File Number:               O-1837
                         ------------------------------------------------------


                               FEDERAL SCREW WORKS
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Michigan                                     38-0533740
-------------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification No.)


  20229 Nine Mile Road, St. Clair Shores, Michigan            48080
-------------------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, and area code         (810) 443-4200
                                             ----------------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.            YES   X      NO
                                                   -----       -----



At September 30, 2000, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,038,861 shares of such common stock outstanding at that time.



                                   (continued)

Part I  FINANCIAL INFORMATION



                               FEDERAL SCREW WORKS
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)



                                                            Sept. 30    June 30
                                                             2000        2000
                                                           --------     -------

                                     ASSETS
Current Assets:

  Cash .............................................       $   361       $ 1,542

  Accounts Receivable, Less Allowance of $50 .......        15,110        16,958


  Inventories:
    Finished Products ..............................         6,905         6,186
    In-Process Products ............................         7,475         6,873
    Raw Materials And Supplies .....................         2,593         1,955
                                                           -------       -------
                                                            16,973        15,014

  Prepaid Expenses And Other Current Accounts ......           479           393
  Deferred Income Taxes ............................           965           956
                                                           -------       -------

     Total Current Assets ..........................        33,888        34,863


Other Assets:

  Intangible Asset .................................           942           942
  Cash Value Of Life Insurance .....................         5,464         5,435
  Prepaid Pension Cost .............................         7,314         7,398
  Miscellaneous ....................................         1,693         1,706
                                                           -------       -------

  Total Other Assets ...............................        15,413        15,481

Property, Plant And Equipment ......................        98,613        98,148
  Less Accumulated Depreciation ....................        55,511        54,272
                                                           -------       -------

  Net Properties ...................................        43,102        43,876
                                                           -------       -------

Total Assets .......................................       $92,403       $94,220
                                                           =======       =======

                                                             Sept 30     June 30
                                                               2000        2000
                                                           ---------    ---------
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ...................................     $  5,008      $  7,357
  Payroll And Employee Benefits ......................        3,891         8,354
  Dividends Payable ..................................        2,083           104
  Federal Income Taxes ...............................          429            39
  Taxes, Other Than Income Taxes .....................        1,268         1,740
  Accrued Pension Contributions ......................          339             0
  Other Accrued Liabilities ..........................          105            64
                                                           --------      --------

     Total Current Liabilities .......................       13,123        17,658

Long Term Liabilities:
  Long-Term Debt .....................................        3,810             0
  Deferred Employee Compensation .....................        2,077         2,076
  Deferred Income Taxes ..............................        2,223         2,425
  Employee Benefits ..................................          963           975
  Postretirement Benefits Other Than Pensions ........       12,150        11,747
  Other Liabilities ..................................          815           803
                                                           --------      --------

     Total Long-Term Liabilities .....................       22,038        18,026


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares;  1,038,861 Shares Outstanding
  at Sept. 30, 2000 and 1,041,661 at June 30, 2000 ...        1,039         1,042
  Additional Capital .................................        3,269         3,269
  Retained Earnings ..................................       52,942        54,233
  Accumulated Other Comprehensive Income .............           (8)           (8)
                                                           --------      --------

     Total Stockholders' Equity ......................       57,242        58,536
                                                           --------      --------

Total Liabilities and Stockholders' Equity ...........     $ 92,403      $ 94,220
                                                           ========      ========




See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (Thousands of Dollars, Except Per Share)




                                                                                            Three Months Ended    Three Months Ended
                                                                                                September 30         September 30
                                                                                                   2000                 1999
                                                                                            ------------------   -------------------
Net Sales ....................................................................                    $27,211                    $27,068

Costs And Expenses:

   Cost of Products Sold .....................................................                     24,279                     23,746

   Selling And Administrative Expenses .......................................                      1,558                      1,690

   Interest Expense ..........................................................                          8                         34
                                                                                                  -------                    -------

      Total Costs and Expenses ...............................................                     25,845                     25,470
                                                                                                  -------                    -------

Earnings Before Federal
   Income Taxes ..............................................................                      1,366                      1,598

Federal Income Taxes .........................................................                        465                        544
                                                                                                  -------                    -------

Net Earnings .................................................................                    $   901                    $ 1,054
                                                                                                  =======                    =======



Per Share Of Common Stock:

Basic and Diluted Earnings Per Share .........................................                    $  0.86                    $  0.98
                                                                                                  =======                    =======

Cash Dividends Declared Per Share ............................................                    $  2.00                    $  2.00
                                                                                                  =======                    =======


See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)



                                                                                                             Three Months
                                                                                                                 Ended
                                                                                                             September 30
                                                                                                      2000                    1999
                                                                                                      ----                    ----
Operating Activities
  Net Earnings ...................................................................                 $   901                  $ 1,054

  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ..............................................                   1,239                    1,199
      Increase In Cash Value of Life Insurance ...................................                     (29)                     (27)
      Change In Deferred Income Taxes ............................................                    (211)                      63
      Employee Benefits ..........................................................                     (12)                     (26)
      Other ......................................................................                     511                      515
    Changes In Operating Assets And Liabilities:
      Accounts Receivable ........................................................                   1,848                      402
      Inventories And Prepaid Expenses ...........................................                  (2,045)                    (182)
      Accounts Payable And Accrued Expenses ......................................                  (6,513)                  (2,855)
                                                                                                   -------                  -------

Net Cash Provided By (Used In) Operating Activities ..............................                  (4,311)                     143

Investing Activities
  Purchases of Property, Plant And Equipment-Net .................................                    (465)                  (1,320)
                                                                                                   -------                  -------

Net Cash Used In Investing Activities ............................................                    (465)                  (1,320)

Financing Activities
  Additional Borrowings Under Credit Agreement ...................................                   3,810                    1,405
  Purchase of Common Stock .......................................................                    (111)                    (237)
  Dividends Paid .................................................................                    (104)                    (108)
                                                                                                   -------                  -------

Net Cash Provided By Financing Activities ........................................                   3,595                    1,060
                                                                                                   -------                  -------

Decrease In Cash .................................................................                  (1,181)                    (117)

Cash At Beginning Of Period ......................................................                   1,542                      279
                                                                                                   -------                  -------

Cash At End Of Period ............................................................                 $   361                  $   162
                                                                                                   =======                  =======

See Accompanying Notes.

                               FEDERAL SCREW WORKS
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2000, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2001.

NOTE B - DEBT

On October 18, 2000, Comerica Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2003, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2005. As of September 30, 2000, there was $3,810,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.

NOTE C - DIVIDENDS

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.

NOTE D - IMPACT OF NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued "Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities." The Company adopted the statement in fiscal 1999 with no material effect on the Company's financial statements.

In December, 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The Company adopted the statement in fiscal 2000 with no material effect on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS: Net sales for the Company's first quarter ended September 30, 2000, increased $143,000, or 0.5%, compared with net sales for the first quarter of the prior year. The increase is attributable mainly to continued strong demand for the Company's products.

Gross profit for the three month period ended September 30, 2000, decreased $390,000, or (11.7)%, as compared with gross profit for the first quarter of the prior year. The decrease is attributable mainly to reduced truck production at one of our largest customers.

Selling and administrative expenses decreased $132,000, or (7.8)%, for the first quarter ended September 30, 2000, as compared with the first quarter of the prior year. The decrease is mainly attributable to decreases in professional fees and insurance expenses.

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


DIVIDENDS: The Board of Directors, in August, 2000, declared a $.10 per share quarterly dividend and an extra $1.90 per share dividend, both payable October 2, 2000, to shareholders of record September 1, 2000.


LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $3,560,000 from $17,205,000 at June 30, 2000, to $20,765,000 at September 30, 2000.

At September 30, 2000, the Company had available $21,190,000 under its bank credit agreement.

Capital expenditures for the three month period ended September 30, 2000, were approximately $0.5 million, and, for the year, are expected to approximate $14 million, of which approximately $7.0 million has been committed as of September 30, 2000. The Company is proceeding with plans to build a new facility in northern Michigan.

There have been no material changes concerning environmental matters since those reported in the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company's market risk is limited to interest rate risk on its revolving credit and term loan agreement. At September 30, 2000, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material.


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         The information set forth at the conclusion of the Liquidity and Capital Resources discussion in Item 2 of Part I concerning environmental matters is incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 10.2. One year extension of Revolving Credit and Term Loan Agreement by and between Registrant and Comerica Bank dated October 18, 2000.

         (b)  Exhibit 27.   Financial Data Schedule.

         (c) Reports on Form 8-K. There was no SEC Form 8-K filed this quarter. There were no unusual charges or credits to income, nor a change in independent accountants.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Federal Screw Works
                                         ------------------------------




Date    November 14, 2000                 /s/ W.T. ZurSchmiede, Jr.
      ---------------------               ---------------------------------
                                          W. T. ZurSchmiede, Jr.
                                          Chairman, Chief Executive Officer
                                          and Chief Financial Officer

Exhibit Index:

         Exhibit 10.2         One Year Extension of Revolving Credit and
                              Term Loan Agreement By and Between Registrant and Comerica Bank Dated October 18, 2000.

         Exhibit 27           Financial Data Schedule