Form 10-Q
period 2000-12-31
FEDERAL SCREW WORKS
filed 2001-02-13
CIK 34908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549




                                    FORM 10-Q


(Mark One)
          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended             DECEMBER 31, 2000
                      ---------------------------------------------------------

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    -------------------------


Commission File Number:               0-1837
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



At December 31, 2000, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,298,576 shares of such common stock outstanding at that time.



                                   (continued)

Part I  FINANCIAL INFORMATION




                               FEDERAL SCREW WORKS
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)



                                                         Dec. 31    June 30
                                                          2000        2000
                                                        --------    -------

                                     ASSETS
Current Assets:

  Cash............................................     $    146    $  1,542

  Accounts Receivable, Less Allowance of $50......       12,514      16,958


  Inventories:
    Finished Products.............................        8,484       6,186
    In-Process Products...........................        7,478       6,873
    Raw Materials And Supplies....................        1,961       1,955
                                                       --------    --------
                                                         17,923      15,014

  Prepaid Expenses And Other Current Accounts.....          480         393
  Deferred Income Taxes...........................          965         956
                                                       --------    --------

     Total Current Assets.........................       32,028      34,863


Other Assets:

  Intangible Pension Asset........................          942         942
  Cash Value Of Life Insurance....................        5,491       5,435
  Prepaid Pension Cost............................        7,231       7,398
  Miscellaneous...................................        1,793       1,706
                                                       --------    --------

  Total Other Assets..............................       15,457      15,481

Property, Plant And Equipment.....................      100,341      98,148
  Less Accumulated Depreciation...................       56,665      54,272
                                                       --------    --------

  Net Properties..................................       43,676      43,876
                                                       --------    --------

Total Assets......................................     $ 91,161    $ 94,220
                                                       ========    ========

Part I  FINANCIAL INFORMATION    (Continued)





                                                          Dec 31     June 30
                                                           2000        2000
                                                         --------    --------
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable....................................   $  4,834    $  7,357
  Payroll And Employee Benefits.......................      4,472       8,354
  Dividends Payable...................................        233         104
  Federal Income Taxes................................          0          39
  Taxes, Other Than Income Taxes......................      1,534       1,740
  Accrued Pension Contributions.......................        485           0
  Other Accrued Liabilities...........................        110          64
                                                         --------    --------

     Total Current Liabilities........................     11,668      17,658

Long Term Liabilities:
  Long-Term Debt......................................      3,200           0
  Deferred Employee Compensation......................      2,076       2,076
  Postretirement Benefits Other Than Pensions.........     12,553      11,747
  Deferred Income Taxes...............................      2,067       2,425
  Employee Benefits...................................        959         975
  Other Liabilities...................................        826         803
                                                         --------    --------

     Total Long-Term Liabilities......................     21,681      18,026


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares;  1,298,576 Shares Outstanding
  at December 31, 2000 and 1,301,376
  at June 30, 2000, as restated (Note C)..............      1,299       1,302
  Additional Capital..................................      3,269       3,269
  Retained Earnings...................................     53,252      53,973
  Unfunded Pension Costs..............................         (8)         (8)
                                                         --------    --------

     Total Stockholders' Equity.......................     57,812      58,536
                                                         --------    --------

Total Liabilities and Stockholders' Equity............   $ 91,161    $ 94,220
                                                         ========    ========




See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (Thousands of Dollars, Except Per Share)






                                                                   Three Months Ended              Six Months Ended
                                                                       December 31                    December 31
                                                                  2000           1999            2000          1999
                                                                 -------        -------         -------       -------
Net Sales.....................................................   $26,045        $29,324         $53,256       $56,392

Costs And Expenses:

   Cost of Products Sold......................................    23,230         25,530          47,509        49,276

   Selling And Administrative Expenses........................     1,543          1,756           3,101         3,446

   Interest Expense...........................................        54             56              62            90
                                                                 -------        -------         -------       -------

      Total Costs and Expenses................................    24,827         27,342          50,672        52,812
                                                                 -------        -------         -------       -------

Earnings Before Federal
   Income Taxes...............................................     1,218          1,982           2,584         3,580

Federal Income Taxes .........................................       415            675             880         1,219
                                                                 -------        -------         -------       -------

Net Earnings..................................................   $   803        $ 1,307         $ 1,704       $ 2,361
                                                                 =======        =======         =======       =======



Per Share Of Common Stock:

Basic and Diluted Earnings Per Share..........................   $  0.62        $  0.98         $  1.31       $  1.77
                                                                 =======        =======         =======       =======

Cash Dividends Declared Per Share.............................   $  0.18        $  0.08         $  1.78       $  1.68
                                                                 =======        =======         =======       =======


The above per share amounts have been adjusted to retroactively give effect to a 5 for 4 stock split declared by the Company's Board of Directors on December 8, 2000, payable April 2, 2001.






See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)



                                                                           Six Months
                                                                             Ended
                                                                          December 31
                                                                       2000          1999
                                                                       ----          ----
Operating Activities
  Net Earnings .............................................          $ 1,704       $ 2,361

  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ........................            2,508         2,419
      Increase In Cash Value of Life Insurance .............              (56)          (54)
      Change In Deferred Income Taxes ......................             (367)         (215)
      Employee Benefits ....................................              (16)          (52)
      Other ................................................              908           927
    Changes In Operating Assets And Liabilities:
      Accounts Receivable ..................................            4,444           608
      Inventories And Prepaid Expenses .....................           (2,995)         (613)
      Accounts Payable And Accrued Expenses ................           (6,223)       (2,070)
                                                                      -------       -------

Net Cash Provided By (Used In) Operating Activities ........              (93)        3,311

Investing Activities
  Purchases of Property, Plant And Equipment-Net ...........           (2,308)       (3,154)
                                                                      -------       -------

Net Cash Used In Investing Activities ......................           (2,308)       (3,154)

Financing Activities
  Additional Borrowings Under Credit Agreement .............            3,200         2,785
  Purchase of Common Stock .................................             (111)         (702)
  Dividends Paid ...........................................           (2,084)       (2,258)
                                                                      -------       -------

Net Cash Provided By (Used In) Financing Activities ........            1,005          (175)
                                                                      -------       -------

Decrease In Cash ...........................................           (1,396)          (18)

Cash At Beginning Of Period ................................            1,542           279
                                                                      -------       -------

Cash At End Of Period ......................................          $   146       $   261
                                                                      =======       =======





See Accompanying Notes.

                               FEDERAL SCREW WORKS
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 2000, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2001.


NOTE B - DEBT

On October 18, 2000, Comerica Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2003, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2005. As of December 31, 2000, there was $3,200,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.


NOTE C - DIVIDENDS

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration. The Board of Directors, in December 2000, declared a 5 for 4 split of the common stock of the Company to be distributed April 2, 2001, to shareholders of record February 23, 2001. The stock split will result in the distribution of one share of common stock for each four shares of common stock held on the record date.

The stock split has been retroactively reflected in the accompanying financial statements.


NOTE D - IMPACT OF NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued "Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities." The Company adopted the statement in fiscal 2000 with no material effect on the Company's financial statements.

In December, 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The Company adopted the statement in fiscal 2000 with no material effect on the Company's financial statements.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS: Net sales for the Company's second quarter ended December 31, 2000, decreased $3,279,000, or (11.2%), compared with net sales for the second quarter of the prior year. Net sales for the six month period ended December 31, 2000, decreased $3,136,000 or (5.6%), compared with the six month period of the prior year. The decrease is attributable mainly to the decline in North American automotive production during the past quarter.

Gross profit for the three month period ended December 31, 2000, decreased $979,000, or (25.8)%, as compared with gross profit for the second quarter of the prior year. Gross profit for the six month period ended December 31, 2000, decreased $1,369,000, or (19.2%), as compared with the six month period of the prior year. The decrease is attributable mainly to the decline in North American automotive production and continual price pressure from our customers.

Selling and administrative expenses decreased $213,000, or (12.1)%, for the second quarter ended December 31, 2000, as compared with the second quarter of the prior year. Selling and administrative expenses decreased $345,000, or (10.0%), as compared with the six month period ended December 31, 1999. The decrease is mainly attributable to decreases in compensation and related expenses.

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


DIVIDENDS: The Board of Directors, in October, 2000, declared a $.10 per share quarterly dividend paid January 2, 2001, to shareholders of record December 1, 2000. In addition, the Board of Directors, in December 2000, declared a 5 for 4 split of the common stock of the Company, as well as a $.10 per share quarterly dividend both payable April 2, 2001, to shareholders of record February 23, 2001. The dividend will be paid on the new number of shares. The stock split will result in the distribution of one share of common stock for each four shares of common stock held on the record date.

LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $3,155,000 from $17,205,000 at June 30, 2000, to $20,360,000 at December 31, 2000. The increase is mainly attributable to the reduction in accounts payable and an increase in inventories.

At December 31, 2000, the Company had available $21,800,000 under its bank credit agreement.

Capital expenditures for the six month period ended December 31, 2000, were approximately $2.3 million, and, for the year, are expected to approximate $12.9 million, of which approximately $7.0 million has been committed as of December 31, 2000.

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




Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company's market risk is limited to interest rate risk on its revolving credit and term loan agreement. At December 31, 2000, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material.



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




Date    February 13, 2001                  /s/ W.T. ZurSchmiede, Jr.
      ---------------------               ---------------------------------
                                          W. T. ZurSchmiede, Jr.
                                          Chairman, Chief Executive Officer
                                          and Chief Financial Officer