Form 10-Q
period 2001-03-31
FEDERAL SCREW WORKS
filed 2001-05-04
CIK 34908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549




                                    FORM 10-Q


(Mark One)
                  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

For the period ended             MARCH 31, 2001
                      ---------------------------------------------------------

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


At March 31, 2001, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,298,576 shares of such common stock outstanding at that time.



                                   (continued)

Part I  FINANCIAL INFORMATION




                               FEDERAL SCREW WORKS
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)



                                                         Mar. 31    June 30
                                                          2001        2000
                                                        --------    -------
                                     ASSETS
Current Assets:

  Cash...............................................   $   203     $ 1,542

  Accounts Receivable, Less Allowance of $50.........    13,781      16,958


  Inventories:
    Finished Products................................     9,877       6,186
    In-Process Products..............................     6,582       6,873
    Raw Materials And Supplies.......................     1,935       1,955
                                                        -------     -------
                                                         18,394      15,014

  Prepaid Expenses And Other Current Accounts........       159         393
  Deferred Income Taxes..............................       998         956
                                                        -------     -------

     Total Current Assets............................    33,535      34,863


Other Assets:

  Intangible Pension Asset...........................       942         942
  Cash Value Of Life Insurance.......................     5,518       5,435
  Prepaid Pension Cost...............................     7,220       7,398
  Miscellaneous......................................     1,834       1,706
                                                        -------     -------

  Total Other Assets.................................    15,514      15,481

Property, Plant And Equipment........................   106,605      98,148
  Less Accumulated Depreciation......................    57,758      54,272
                                                        -------     -------

  Net Properties.....................................    48,847      43,876
                                                        -------     -------

Total Assets.........................................   $97,896     $94,220
                                                        =======     =======

                                                           Mar. 31    June 30
                                                            2001        2000
                                                          --------    -------
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable....................................    $ 4,744     $ 7,357
  Payroll And Employee Benefits.......................      5,357       8,354
  Dividends Payable...................................        129         104
  Federal Income Taxes................................        316          39
  Taxes, Other Than Income Taxes......................      1,244       1,740
  Accrued Pension Contributions.......................        486           0
  Other Accrued.Liabilities...........................        141          64
                                                          -------     -------

     Total Current Liabilities........................     12,417      17,658

Long Term Liabilities:
  Long-Term Debt......................................      8,300           0
  Deferred Employee Compensation......................      2,076       2,076
  Deferred Income Taxes...............................      1,881       2,425
  Employee Benefits...................................        957         975
  Postretirement Benefits Other Than Pensions.........     12,957      11,747
  Other Liabilities...................................        838         803
                                                          -------     -------

     Total Long-Term Liabilities......................     27,009      18,026


Stockholders' Equity:
  Common Stock,.$1.00 Par Value, Authorized
  2,000,000 Shares; 1,298,576 Shares Outstanding
  at March 31, 2001 and 1,301,376 at June 30,
  2000, as restated (Note C)..........................      1,299       1,302
  Additional Capital..................................      3,269       3,269
  Retained Earnings...................................     53,910      53,973
  Accumulated Other Comprehensive Loss................         (8)         (8)
                                                          -------     -------

     Total Stockholders' Equity.......................     58,470      58,536
                                                          -------     -------

Total Liabilities and Stockholders' Equity............    $97,896     $94,220
                                                          =======     =======



See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (Thousands of Dollars, Except Per Share)




                                                          Three Months Ended            Nine Months Ended
                                                               March 31                     March 31
                                                         2001           2000            2001         2000
                                                        ------         ------          ------        ------
Net Sales............................................   $25,820        $32,888         $79,076       $89,280

Costs And Expenses:

   Cost of Products Sold.............................    23,222         27,747          70,731        77,023

   Gain on Sale of Steel Proc. Division..............         0         (2,575)              0        (2,575)

   Selling And Administrative Expenses...............     1,617          1,957           4,718         5,403

   Interest Expense (Income).........................       (16)           (28)             46            62
                                                        -------        -------         -------       -------

      Total Costs and Expenses.......................    24,823         27,101          75,495        79,913
                                                        -------        -------         -------       -------

Earnings Before Federal
   Income Taxes......................................       997          5,787           3,581         9,367

Federal Income Taxes ................................       339          1,967           1,219         3,186
                                                        -------        -------         -------       -------

Net Earnings.........................................   $   658        $ 3,820         $ 2,362       $ 6,181
                                                        =======        =======         =======       =======


Per Share Of Common Stock:

Basic and Diluted Earnings Per Share.................   $  0.51        $  2.88         $  1.82       $  4.66
                                                        =======        =======         =======       =======
Cash Dividends Declared Per Share....................   $  0.00        $  0.08         $  1.78       $  1.76
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



See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

                                                                               Nine Months
                                                                                  Ended
                                                                                 March 31
                                                                              2001      2000
                                                                              ----      ----
Operating Activities
  Net Earnings.........................................................     $ 2,362    $ 6,181

  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization....................................       3,816      3,620
      Increase In Cash Value of Life Insurance.........................         (83)       (81)
      Gain On Sale of Steel Processing Division........................           0     (1,700)
      Change In Deferred Income Taxes..................................        (586)      (260)
      Employee Benefits................................................         (18)       (79)
      Other............................................................       1,296      1,438

    Changes In Operating Assets And Liabilities:
      Accounts Receivable..............................................       3,177     (1,509)
      Inventories And Prepaid Expenses.................................      (3,146)      (325)
      Accounts Payable And Accrued Expenses............................      (5,267)     1,714
                                                                            -------    -------

Net Cash Provided By Operating Activities..............................       1,551      8,999

Investing Activities
  Purchases of Property, Plant And Equipment-Net.......................      (8,787)    (5,601)
  Cash Proceeds From Sale of Steel Pro. Division.......................           0      5,500
                                                                            -------    -------

Net Cash Used In Investing Activities..................................      (8,787)      (101)

Financing Activities
  Additional Borrowings Under Credit Agreement.........................       8,300     (2,300)
  Purchase of Common Stock.............................................        (111)    (1,251)
  Dividends Paid.......................................................      (2,292)    (2,363)
                                                                            -------    -------

Net Cash Provided By (Used In) Financing Activities....................       5,897     (5,914)
                                                                            -------    -------

Increase (Decrease) In Cash............................................      (1,339)     2,984

Cash At Beginning Of Period............................................       1,542        279
                                                                            -------    -------

Cash At End Of Period..................................................     $   203    $ 3,263
                                                                            =======    =======




See Accompanying Notes.

                               FEDERAL SCREW WORKS
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 2001, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2001.


NOTE B - DEBT
On October 18, 2000, Comerica Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2003, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2005. As of March 31, 2001, there was $8,300,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.


NOTE C - DIVIDENDS
Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration. The Board of Directors, in December 2000, declared a 5 for 4 split of the common stock of the Company to be distributed April 2, 2001, to shareholders of record on February 23, 2001. The stock split resulted in the distribution of one share of common stock for each four shares of common stock held on the record date.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS: Net sales for the Company's third quarter ended March 31, 2001, decreased $7,068,000, or (21.5%), compared with net sales for the third quarter of the prior year. Net sales for the nine month period ended March 31, 2001, decreased $10,204,000 or (11.4%), compared with the nine month period of the prior year. The decrease is attributable mainly to the decline in North American automotive production during the past quarter.

Gross profit for the three month period ended March 31, 2001, decreased $2,543,000, or (49.5%), as compared with gross profit for the third quarter of the prior year. Gross profit for the nine month period ended March 31, 2001, decreased $3,912,000, or (31.9%), as compared with the nine month period of the prior year. The decrease is attributable mainly to the decline in North American automotive production and continual price pressure from our customers.

Selling and administrative expenses decreased $340,000, or (17.4)%, for the third quarter ended March 31, 2001, as compared with the third quarter of the prior year. Selling and administrative expenses decreased $685,000, or (12.7%), as compared with the nine month period ended March 31, 2000. The decrease is mainly attributable to decreases in compensation and related expenses.

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


DIVIDENDS: The Board of Directors, in December, 2000, declared a 5 for 4 split of the common stock of the Company, as well as a $.10 per share quarterly dividend paid April 2, 2001, to shareholders of record February 23, 2001. The split resulted in the distribution of one share of common stock for each four shares of common stock held at the record date.


LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $3,913,000 from $17,205,000 at June 30, 2000, to $21,118,000 at March 31, 2001. The increase is mainly attributable to the reduction in accounts payable and an increase in inventories.

At March 31, 2001, the Company had available $16,700,000 under its bank credit agreement.

Capital expenditures for the nine month period ended March 31, 2001, were approximately $8.8 million, and, for the year, are expected to approximate $12.2 million, of which approximately $2.7 million has been committed as of March 31, 2001.

There have been no material changes concerning environmental matters since those reported in the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2000.

FORWARD LOOKING STATEMENTS: The foregoing discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various uncertainties, including competition, Information System issues related to the Year 2001, the loss of, or reduction in business with, the Company's principal customers, work stoppages, strikes and slowdowns at the Company's facilities and those of its customers; adverse changes in economic conditions generally and those of the automotive industry, specifically.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk The

      Company's market risk is limited to interest rate risk on its revolving credit and term loan agreement. At March 31, 2001, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material.



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


                                         Federal Screw Works
                                     ------------------------------




Date  May 4, 2001                    /s/ W. T. ZurSchmiede, Jr.
      ---------------------          ------------------------------
                                     W. T. ZurSchmiede, Jr.
                                     Chairman, Chief Executive Officer
                                     and Chief Financial Officer