Form 10-K405
period 2001-06-30
FEDERAL SCREW WORKS
filed 2001-09-28
CIK 34908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ----------

                          Commission file number 0-1837

                               FEDERAL SCREW WORKS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    MICHIGAN                              38-0533740
        (State or other jurisdiction of                (I.R.S. Employer
         Incorporation or organization)               Identification No.)

20229 NINE MILE ROAD, ST. CLAIR SHORES, MICHIGAN            48080
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

                            Yes [X]                No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 4, 2001 the aggregate market value of the common stock of Registrant held by non-affiliates was $26,167,858.

The number of shares outstanding of each of the Registrant's classes of common stock, as of September 4, 2001 is as follows:

             Title of Class          Number of Shares Outstanding
             Common Stock,                      1,284,087
              $1 Par Value

                       DOCUMENT INCORPORATED BY REFERENCE

Certain information from the Proxy Statement of the Registrant dated September 27, 2001 has been incorporated by reference in response or partial response to Items 10, 11, 12 and 13 in this Report.

================================================================================

                                     PART I


ITEM 1. BUSINESS.

         Federal Screw Works (the "Registrant"), originally incorporated in Michigan in 1919, is a domestic manufacturer of industrial component parts, consisting of locknuts, bolts, piston pins, studs, bushings, shafts, perishable tooling and other machined, cold formed, hardened and/or ground metal parts, all of which constitute a single industry segment.

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

         Approximately 85% of the Registrant's net sales in fiscal 2001 (89% and 86% in fiscal 2000 and fiscal 1999, respectively) were made either directly or indirectly to automotive companies. The Registrant generally does not require collateral from its customers.

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

         Customers comprising 10% or greater of the Registrant's net sales are summarized as follows:

                                                                       2001             2000              1999
                                                                       ----             ----              ----
                  Ford Motor Company............................        37%              42%               43%
                  General Motors Corporation....................        15%              16%               17%
                  All Others....................................        48%              42%               40%
                                                                       ---              ---               ---
                                                                       100%             100%              100%
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

         As of August 31, 2001, the Registrant had an estimated backlog of firm orders amounting to approximately $13,000,000, all of which are expected to be filled within the 2001 fiscal year. The comparable backlog as of August 31, 2000 amounted to approximately $14,500,000.

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

         The Registrant presently employs approximately 478 hourly-rated and salaried personnel. The Registrant's hourly work forces at the Chelsea and Romulus facilities are unionized. The Registrant's contracts with the unions in Chelsea and Romulus expire in May of 2002 and January of 2003, respectively.

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

         The Novex Tool Division occupies a 19,000 square foot leased facility in Brighton, Michigan. The lease expires in December, 2001. The Division manufactures perishable tooling, primarily for the cold heading industry. Approximately forty percent of its output is consumed by the Registrant's Big Rapids, Romulus and Traverse City Divisions. Segment information for the Novex Division is immaterial to the financial information for the Registrant as a whole.

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

         In June of 2001, the Registrant began operations in a new 43,000 square foot plant in Boyne City, Michigan. This division will provide special heat treating to other divisions of the Registrant.

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

         Consent Decrees were entered by the United Stated District Court for the Eastern District of Michigan for the Rose Township and Springfield Township sites and the Registrant has paid its share of the clean up costs for those sites and no additional costs are expected.

         With respect to the Cemetery site, the EPA has performed a site clean-up but has not asserted claims against any of the identified PRPs which suggests that the evidence of involvement by such parties is weak.

         Also, the Registrant received a notice letter from a representative of the Barrels, Inc. site PRP Group located in Lansing, Michigan indicating that "empty" drums from the Registrant were shipped to the site. The waste allegedly shipped by the Registrant is 3520 gallons which is equal to approximately 0.02 percent of the total waste at the site. Since the total site costs for all parties are not expected to exceed $10 million, the Registrant's share of the costs are not expected to be material. No investigation has been undertaken to the Registrant's knowledge which would identify any costs to be incurred by the Registrant which might have a material effect on the Registrant's financial statements.

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

                                                                  2001                2000
                                                              -------------     ------------------
                                                              High      Low     High       Low
                                                              ----      ---     ----     --------
                  lst Quarter                                 42.00    37.00    54       45 1/4
                  2nd Quarter                                 43.00    40.50    48 1/2   42
                  3rd Quarter                                 37.80    33.20    44 1/2   39
                  4th Quarter                                 37.00    33.70    42 1/2   39 15/16

         At September 1, 2001, the approximate number of beneficial holders and shareholders of record of the Registrant's common stock was 891, based upon the securities position listings furnished to the Registrant.

         Four cash dividends were declared in fiscal 2001 with one declared in the first quarter, two declared in the second quarter and one declared in the fourth quarter. A cash dividend was declared in each of the four quarters during fiscal 2000. Total cash dividends in fiscal 2001 were $1.88 per share and in fiscal 2000 were $1.84 per share. The Registrant declared a 5 for 4 stock split on December 8, 2001 payable on April 2, 2001 as a stock dividend. The amount of cash dividends per share shown above have been retroactively adjusted to reflect the stock split. The Registrant is in compliance with covenants of its revolving credit and term loan agreement including any restrictions on the payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA.



FIVE YEARS ENDED JUNE 30                                      2001           2000           1999            1998            1997
OPERATIONS (in thousands)
Net sales                                                  $  105,912      $121,811      $  118,610      $  106,889      $  102,683
Earnings before federal income taxes                            6,873        14,693          12,364          11,779          10,768
Federal income taxes                                            2,230         4,941           4,158           3,952           3,593
Net earnings                                                    4,643         9,752           8,206           7,827           7,175
Depreciation and amortization                                   5,131         4,913           4,623           4,206           3,889
Capital expenditures                                           12,405         9,978           7,779           8,367           6,872
Cash dividends declared                                         2,447         2,467           2,390           2,173           1,304

PER SHARE DATA
Net earnings                                               $     3.57      $   7.35      $     6.05      $     5.76      $     5.28
Cash dividends declared                                          1.88          1.84            1.76            1.60            0.96
Book value                                                      46.50         44.12           38.42           34.45           29.51
Average shares outstanding                                  1,299,137     1,326,803       1,356,659       1,358,103       1,358,233
                                                           ----------     ---------      ----------      ----------      ----------

RETURN DATA
Net earnings on net sales                                         4.4%          8.0%            6.9%            7.3%            7.0%
Net earnings on stockholders' equity                              7.7%         16.7%           15.7%           16.7%           21.2%

FINANCIAL POSITION AT JUNE 30 (IN THOUSANDS)
Working capital (net current assets)                       $   19,861      $ 17,205      $   16,657      $   11,981      $    9,436
Other assets                                                   15,975        15,481          11,647           9,526           9,022
Property, plant and equipment (net)                            51,143        43,876          40,920          37,782          33,642
                                                           ----------      --------      ----------      ----------      ----------
Total assets less current liabilities                          86,979        76,562          69,224          59,289          52,100
Less:
         Long-term debt                                         6,735          --             2,100             450             600
         Unfunded pension obligation                             --            --                95            --             1,526
         Deferred employee compensation                         2,633         2,076           1,226            --              --
         Deferred taxes                                         1,940         2,425           2,006           2,197           1,564
         Employee benefits                                      1,021           975           1,081           1,017           1,105
         Postretirement benefits                               13,344        11,747           9,865           8,211           6,746
         Other liabilities                                        850           803             723             634             479
                                                           ----------      --------      ----------      ----------      ----------

Stockholders' equity (net assets)                          $   60,456      $ 58,536      $   52,128      $   46,780      $   40,080
                                                           ==========      ========      ==========      ==========      ==========



The average shares outstanding and all per share amounts have been adjusted retroactively for the December 8, 2000 5 for 4 stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth the percent relationship of certain items to net sales for the periods indicated:

                                                                      For the Years Ended June 30,
                                                                      ----------------------------

                                                                     2001         2000        1999
                                                                     ----         ----        ----
                  Net Sales                                           100%         100%        100%
                  Gross Profit                                       12.2         15.6        16.1
                  Selling, general and
                    administrative expenses                           5.6          5.5         5.5
                  Interest                                             .1           .1          .2
                  Gain on sale of Steel Processing Division           --          (2.1)        --
                  Earnings before federal
                    income taxes                                      6.5         12.1        10.4
                  Net earnings                                        4.4          8.0         6.9

Federal Screw Works reported net sales of $105.9 million in fiscal 2001, which represented a 13.1% decrease from fiscal 2000 sales of $121.8 million. Net sales for fiscal 2000 increased 2.7% from fiscal 1999 sales of $118.6 million. Sales in both 2001 and 2000 benefited from new automotive parts programs. The number of parts shipped decreased in 2001 and increased in 2000 and 1999.

Gross profits decreased 32.1% to $12.9 million in fiscal 2001, a $6.1 million decrease from fiscal 2000. Fiscal 2000 gross profits decreased 0.5% to $19.0 million compared to the $19.1 million level realized in 1999. Significant factors in the decrease were large production cutbacks from the vast majority of customers, the still increasing and unrelenting reductions in prices forced by customers, and startup costs at our new facility at Boyne City, Michigan. The decrease in fiscal 2000 resulted primarily from price concessions required by our customers.

Material, plating and packaging costs were again stable in 2001.

Our Shareholders are aware of the Company's dependence upon sales to the two largest U.S. automobile manufacturers, a condition that has existed for at least fifty years. The impact of new parts programs were again a positive factor in fiscal 2001. Last year the Registrant rejoined the Daimler-Chrysler supply base after a four year absence. The receipt of orders for the 2002, 2003 and 2004 model years continues to be encouraging. In addition the Registrant was pleased to receive orders from several new customers which should result in significant new business in 2003 and 2004.

Refrigeration sales in fiscal 2001 were relatively flat. As a percentage of growth, refrigeration sales growth historically has been greater than automotive sales growth. Sales to customers outside North America are increasing, but still are not material.

The Registrant has not been able to increase its business with the transplant suppliers in the current fiscal year.

Again, outsourcing programs were not a factor in fiscal 2001, as they were not in fiscal 2000 and 1999. Despite this, the Registrant believes that these programs will be a source of significant new business in the future. Fastener industry consolidations continued in fiscal 2001, resulting in additional competitive pressure.

As announced in our third quarter report in fiscal 2000, the Registrant sold its Steel Processing Division in January, 2000, which resulted in an after-tax gain of approximately $1,661,000, or $1.25 per share.

As a percentage of net sales, selling, general and administrative expenses were 5.6% in fiscal 2001. In fiscal 2000 and fiscal 1999 these expenses were 5.5% of net sales. Gross interest expense increased in fiscal 2001 because of an increase in average borrowings under the Registrant's bank credit agreement due to the construction of our new facility at Boyne City. Net interest expense decreased due to a significant portion of interest being capitalized into property, plant and equipment.

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

The participating PRPs have resolved the EPA's claim for the Springfield Township and Rose Township sites by entering into a Consent Decree. The Registrant has paid its share of the clean up costs and no additional costs are expected.

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

DIVIDENDS

Cash dividends declared in fiscal year 2001 were $1.88 per share, $0.04 more than that declared in fiscal 2000 and $0.12 more than that declared in fiscal 1999. The Registrant declared a 5 for 4 stock split on December 8, 2000, payable as a stock dividend April 2, 2001. All per share amounts have been adjusted to retroactively give effect to the stock split. The Board of Directors, in August, 2001, declared a $.10 per share quarterly dividend, and an extra dividend of $0.70 per share.

LIQUIDITY AND CAPITAL RESOURCES

On October 18, 2000, the Registrant extended its Revolving Credit and Term Loan Agreement by one year. The expiration date is October 31, 2003, and is renewable annually for an additional year. Borrowings up to $25 million and capital expenditures of $16 million annually are permitted. The Registrant has the option to convert borrowings under the facility to a term note through October 31, 2005. Payments under the term note, if the conversion option were exercised, would be made quarterly and could extend to October 31. 2005. Therefore, borrowings under the Revolving Credit and Term Loan Agreement, which were $6,735,000 at June 30, 2001, and zero at June 30, 2000, are classified as long-term debt.

Working capital at June 30, 2001 amounted to $19,861,000 as compared to working capital of $17,205,000 at June 30, 2000. The increase resulted primarily from an increase in inventories and a decrease in accounts payable.

During fiscal 2000, the Registrant reduced its unfunded pension obligation to zero. This had the effect of reducing the intangible pension asset and the unrecognized pension cost component of stockholders' equity. Prepaid pension costs increased accordingly.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets " effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Registrant will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. During fiscal 2002, the Registrant will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined what the effect of these tests will be on the earnings and financial position of the Registrant. The Registrant does not expect the adoption of this accounting standard to have a significant effect on the financial statements.

Cash flows from operating activities approximated $6.8 million in fiscal 2001. This compares to $12.9 million in 2000 and $8.5 million in 1999.

Capital expenditures for fiscal 2001 were $12.4 million, primarily related to the purchase of equipment and expansion of facilities in order to improve production efficiencies and enable the Registrant to meet increased future demand for its products. Capital expenditures in fiscal years 2000 and 1999 were $10.0 million and $7.8 million, respectively. Expenditures for additional equipment during fiscal 2002 are presently expected to approximate $6.3 million, of which $3.5 million had been committed as of June 30, 2001. These future capital expenditures are expected to be financed from cash generated from operations and additional borrowing capacity under the bank credit agreement.

Net cash provided by financing activities was $4.1 million in fiscal 2001. This compares to $6.3 million used in fiscal 2000 and $1.4 million used in 1999. Fluctuations in these activities have been influenced principally by borrowings and repayments under the Registrant's Revolving Credit and Term Loan Agreement.

MARKET RISK

The Registrant's long-term debt is all at current interest rates and, therefore, approximates current value but is subject to changes in interest rates.

IMPACT OF INFLATION AND CHANGING PRICES

The Registrant passes increased costs on to customers, to the extent permitted by competition, by increasing sales prices whenever possible. In fiscal 2001, 2000 and 1999 the Registrant was unable to pass on cost increases incurred due to competitive pressures. Sales price increases in each of these years were insignificant.

FORWARD LOOKING STATEMENTS

The foregoing discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to the expectation for future periods which are subject to various uncertainties, including competition, the loss of, or reduction in business with, the Registrant's principal customers, work stoppages, strikes and slowdowns at the Registrant's facilities and those of its customers; adverse changes in economic conditions generally and those of the automotive industry, specifically.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Registrant's market risk is limited to interest rate risk on its revolving credit and term loan agreement and its lease-purchase obligation. At June 30, 2001, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


STATEMENT OF OPERATIONS

                                                                                            YEAR ENDED JUNE 30

                                                                              2001                  2000                  1999
                                                                          -------------         -------------         -------------
Net Sales                                                                 $ 105,911,792         $ 121,811,494         $ 118,610,185

Costs and expenses:
       Cost of products sold                                                 93,007,669           102,808,332            99,486,786
       Selling, general and administrative                                    5,981,751             6,742,353             6,554,281
       Gain on sale of Steel Processing                                            --              (2,501,122)                 --
       Interest                                                                  49,386                68,978               205,534
                                                                          -------------         -------------         -------------
                                                                             99,038,806           107,118,541           106,246,601
                                                                          -------------         -------------         -------------

EARNINGS BEFORE FEDERAL INCOME TAXES                                          6,872,986            14,692,953            12,363,584
Federal income taxes - Note 4:
       Current                                                                2,450,871             4,840,000             4,361,000
       Deferred (credit)                                                       (220,809)              100,565              (203,000)
                                                                          -------------         -------------         -------------
                                                                              2,230,062             4,940,565             4,158,000
                                                                          -------------         -------------         -------------

NET EARNINGS                                                              $   4,642,924         $   9,752,388         $   8,205,584
                                                                          =============         =============         =============

Average number of shares outstanding - after
       adjustments for the five for four stock split                          1,299,137             1,326,803             1,356,649
                                                                              =========             =========             =========

Net earnings per share - after adjustments
       for the five for four stock split                                  $        3.57         $        7.35         $        6.05
                                                                          =============         =============         =============



See accompanying notes.

BALANCE SHEETS


                                                                                                           JUNE 30
                                                                                              2001                         2000
                                                                                          -------------                ------------
ASSETS

CURRENT ASSETS
Cash                                                                                      $      97,559                $  1,541,594
Accounts receivable                                                                          13,825,686                  16,958,253
Inventories - Note 1:
   Finished products                                                                          8,592,041                   6,185,654
   In-process products                                                                        6,769,154                   6,873,045
   Raw materials and supplies                                                                 1,728,175                   1,955,169
                                                                                          -------------                ------------
Total inventories                                                                            17,089,370                  15,013,868
Prepaid expenses and other current accounts                                                     659,644                     393,605
Deferred income taxes - Note 4                                                                  745,726                     956,000
                                                                                          -------------                ------------
TOTAL CURRENT ASSETS                                                                         32,417,985                  34,863,320

OTHER ASSETS
Intangible asset - Note 5                                                                       727,667                     941,957
Cash value of life insurance                                                                  5,565,805                   5,435,442
Prepaid pension costs                                                                         7,101,684                   7,397,614
Miscellaneous                                                                                 2,580,052                   1,706,003
                                                                                          -------------                ------------
                                                                                             15,975,208                  15,481,016

PROPERTY, PLANT AND EQUIPMENT - Note 3
Land                                                                                            552,150                     423,038
Buildings and improvements                                                                   13,988,911                  11,434,760
Machinery and equipment                                                                      95,677,098                  86,290,080
                                                                                          -------------                ------------
                                                                                            110,218,159                  98,147,878
       Less accumulated depreciation                                                        (59,075,351)                (54,272,443)
                                                                                          -------------                ------------

                                                                                             51,142,808                  43,875,435
                                                                                          -------------                ------------

                                                                                          $  99,536,001                $ 94,219,771
                                                                                          =============                ============

                                                                                                              JUNE 30
                                                                                                     2001                  2000
                                                                                                 ------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                                 $  5,057,735          $  7,356,712
Payroll and employee benefits                                                                       5,780,842             8,354,143
Dividend payable                                                                                      129,857               103,846
Federal income taxes                                                                                     --                  38,964
Taxes, other than income taxes                                                                      1,534,221             1,739,706
Other accrued liabilities                                                                              54,102                64,597
                                                                                                 ------------          ------------

TOTAL CURRENT LIABILITIES                                                                          12,556,757            17,657,968

LONG-TERM LIABILITIES
Long-term debt - Note 2                                                                             6,735,000                  --
Deferred employee compensation - Note 5                                                             2,632,874             2,076,403
Deferred income taxes - Note 4                                                                      1,940,228             2,425,000
Employee benefits                                                                                   1,021,290               975,148
Postretirement benefits - Note 5                                                                   13,344,119            11,746,793
Other liabilities                                                                                     850,031               802,394
                                                                                                 ------------          ------------
                                                                                                   26,523,542            18,025,738

STOCKHOLDERS' EQUITY - Note 7
Common stock, $1 par value, authorized 2,000,000 shares,
   1,296,887 stares outstanding in 2001 (1,302,076, as
   restated in 2000)                                                                                1,296,887             1,302,076
Additional capital                                                                                  3,269,476             3,269,476
Retained earnings                                                                                  56,001,953            53,972,991
Accumulated other comprehensive loss                                                                 (112,614)               (8,478)
                                                                                                 ------------          ------------

                                                                                                   60,455,702            58,536,065
                                                                                                 ------------          ------------

                                                                                                 $ 99,536,001          $ 94,219,771
                                                                                                 ============          ============

See accompanying notes.

STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                                  COMMON          ADDITIONAL         RETAINED        COMPREHENSIVE
                                                  STOCK            CAPITAL           EARNINGS            INCOME            TOTAL
                                                ----------        ----------        -----------        ---------        -----------
BALANCES AT JULY 1, 1998                        $1,086,412        $3,210,476        $43,073,942        $(590,664)       $46,780,166
Net earnings for the year                                                             8,205,584                           8,205,584
Additional unrecognized pension
     costs, net of taxes                                                                                 (38,354)           (38,354)
                                                                                                                        -----------
Total comprehensive income                                                                                                8,167,230
Purchase of 10,250 shares                          (10,250)                            (478,444)                           (488,695)
Transactions under restricted
     stock bonus plans - net                                          59,000                                                 59,000
Cash dividends declared -
     $1.76 per share - as restated                                                   (2,389,656)                         (2,389,655)
                                                ----------        ----------        -----------        ---------        -----------
BALANCES AT JUNE 30, 1999                        1,076,162         3,269,476         48,411,426         (629,018)        52,128,046
Net earnings for the year                                                             9,752,388                           9,752,388
Reduction of unrecognized pension
     costs, net of taxes                                                                                 629,018            629,018
Change in unrealized loss on
     securities available-for-sale,
     net of taxes                                                                                         (8,478)            (8,478)
                                                                                                                        -----------
Total comprehensive income                                                                                               10,372,928
Purchase of 34,501 shares                          (34,501)                          (1,463,316)                         (1,497,817)
Cash dividends declared -
     $1.84 per share - as restated                                                   (2,467,092)                         (2,467,092)
                                                ----------        ----------        -----------        ---------        -----------

BALANCES AT JUNE 30, 2000                        1,041,661         3,269,476         54,233,406           (8,478)        58,536,065
Net earnings for the year                                                             4,642,925                           4,642,925
Change in unrealized loss on
     securities available-for-sale,
     net of taxes                                                                                       (104,136)          (104,136)
                                                                                                                        -----------
Total comprehensive income                                                                                                4,538,789
Purchase of 5,189 shares                            (5,189)                            (167,039)                           (172,228)
Effect of stock split                              260,415                             (260,415)                               --
Cash dividends declared -
     $1.88 per share - as restated                                                   (2,446,924)                         (2,446,924)
                                                ----------        ----------        -----------        ---------        -----------

BALANCES AT JUNE 30, 2001                       $1,296,887        $3,269,476        $56,001,953        $(112,614)       $60,455,702
                                                ==========        ==========        ===========        =========        ===========

( ) Denotes deduction.
See accompanying notes.

STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED JUNE 30
                                                                                  2001                 2000                 1999
                                                                              ------------         ------------         -----------
OPERATING ACTIVITIES
     Net earnings                                                             $  4,642,924         $  9,752,388         $ 8,205,584
     Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                                             5,131,266            4,916,814           4,622,864
       Increase in cash value of life insurance                                   (130,364)            (123,786)           (121,956)
       Change in deferred income taxes                                            (274,115)             417,000            (203,000)
       Employee benefits                                                         1,643,468            1,776,301           1,718,524
       Gain on sale of Steel Processing                                               --             (2,496,083)               --
       Deferred retirement benefits and other                                      135,732           (2,255,121)           (569,002)
     Changes in operating assets and liabilities:
         Accounts receivable                                                     3,132,566           (1,230,915)         (3,911,552)
         Inventories and prepaid expenses                                       (2,341,591)            (234,264)         (1,351,556)
         Accounts payable and accrued expenses                                  (5,101,130)           2,376,734             103,541
                                                                              ------------         ------------         -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        6,838,756           12,899,068           8,493,447

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                     (12,404,868)          (9,977,646)         (7,779,183)
Proceeds from sale of property,
   plant and equipment                                                               6,229            4,605,775              18,513
                                                                              ------------         ------------         -----------

NET CASH USED IN INVESTING ACTIVITIES                                          (12,398,639)          (5,371,871)         (7,760,670)

FINANCING ACTIVITIES
Additional borrowings (principal repayments)
    under bank credit agreement                                                  6,735,000           (2,100,000)          1,850,000
Principal payments on lease-purchase obligation                                       --               (200,000)           (400,000)
Purchases of common stock                                                         (127,228)          (1,497,817)           (488,694)
Dividends paid                                                                  (2,446,924)          (2,467,092)         (2,389,656)
                                                                              ------------         ------------         -----------

NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                                        4,115,848           (6,264,909)         (1,428,350)
                                                                              ------------         ------------         -----------
INCREASE (DECREASE) IN CASH                                                     (1,444,035)           1,262,288            (695,573)
Cash at beginning of year                                                        1,541,594              279,306             974,879
                                                                              ------------         ------------         -----------
CASH AT END OF YEAR                                                           $     97,559         $  1,541,594         $   279,306
                                                                              ============         ============         ===========



See accompanying notes

NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES: Inventories are stated at the lower of cost or market. Cost, determined by the last-in, first-out (LIFO) method, was used for certain raw material inventories, $1,221,000 and $1,317,000 at June 30, 2001 and 2000,
respectively. The remaining inventories are costed using the first-in, first-out
(FIFO) method. If inventories valued on LIFO had been valued at current cost, amounts reported at June 30 would have been increased by $636,000 and $656,000 in 2001 and 2000, respectively.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost, which includes the cost of interest which is capitalized during construction of significant additions. Provisions for depreciation are based upon the estimated useful lives of the respective assets and are computed by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

INVESTMENTS: The Registrant has invested approximately $2,400,000 and $1,600,000 as of June 30, 2001 and 2000, respectively, which has been designated for payment of certain liabilities related to deferred compensation plans. In accordance with Statement of Financial Accounting Standards No. 115 ("FASB
115") the Registrant has classified all investments as "available for sale" because they are freely tradable. As of June 30, 2001, the Registrant recorded a current unrealized loss of $104,000, net of tax, from its investments which is reflected in the shareholders' equity section of the balance sheet in accordance with FASB 115.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

REVENUE RECOGNITION: The Registrant recognizes revenue when goods are shipped to the customer.

FAIR VALUE OF FINANCIAL INSTRUMENTS: At June 30, 2001, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value.

RECLASSIFICATION: Certain items in the prior year financial statements have been reclassified to conform to the presentation used in 2001.

NET INCOME PER COMMON SHARE: Net income per common share is based on the weighted average number of common shares outstanding of 1,299,137 in 2001; 1,326,803 in 2000 and 1,356,649 in 1999. The Registrant has no potentially dilutive securities.


NOTE 2 - DEBT

Long-term debt at June 30 consists of the following:

                                                                             2001            2000
                                                                        ----------           ----
Revolving credit note payable to bank                                   $6,735,000           $  0
                                                                        ----------           ----
                                                                         6,735,000              0
Less current maturities                                                          0              0
                                                                        ----------           ----
                                                                        $6,735,000           $  0
                                                                        ==========           ====

The Registrant has a $25,000,000 revolving credit and term loan agreement with a bank. The Registrant has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2003, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly commencing three months following conversion until maturity of the term note on October 31, 2005. Interest (5.31% at June 30, 2001) on outstanding borrowings is determined based on the prime rate, or at the Registrant's option, an alternative variable market rate. The Registrant also pays a commitment fee of 3/8% on the unused portion of the revolving credit.

The Registrant is in compliance with covenants of the revolving credit and term loan agreement including the requirements to meet certain financial ratios.

Interest paid by the Registrant during fiscal 2001, fiscal 2000 and fiscal 1999 aggregated $372,000, $69,000, and $320,000, respectively. Interest capitalized into property, plant and equipment in fiscal 2001 was $359,000.


NOTE 3 - LEASES AND OTHER COMMITMENTS

At June 30, 2001, the aggregate minimum rental commitments for various noncancelable operating leases with initial terms of one year or more are as follows:

                                                                                                   OPERATING
YEAR ENDING JUNE 30                                                                                  LEASES
-------------------                                                                                ---------
2002                                                                                             $    979,000
2003                                                                                                  682,000
2004                                                                                                  508,000
2005                                                                                                  390,000
2006                                                                                                  332,000
Thereafter                                                                                          1,222,000
----------                                                                                       ------------
Total minimum lease payments                                                                     $  4,113,000
                                                                                                 ============


Total rent expense was $1,137,000 in fiscal 2001, $1,174,000 in fiscal 2000, and $1,158,000 in fiscal 1999.

Costs to complete the expansion of existing plant facilities and the purchase of machinery and equipment approximated $4,626,000 at June 30, 2001.


NOTE 4 - FEDERAL INCOME TAXES

A reconciliation of the federal income tax provision to the amount computed by applying the applicable statutory federal income tax rate (34% in 2001, 35% in 2000 and 1999) to earnings before federal income taxes follows:

                                                     2001                     2000                       1999
                                                 ------------             -------------            --------------
Computed amount                                  $  2,337,000             $   5,143,000            $    4,327,000
Life insurance policies                               (82,000)                  (79,000)                  (79,000)
Other                                                 (25,000)                 (123,000)                  (90,000)
                                                 ------------             -------------            --------------

Total federal income tax provision               $  2,230,000             $   4,941,000            $    4,158,000
                                                 ============             =============            ==============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Registrant 's deferred tax liabilities and assets as of June 30, 2001 and 2000 are as follows:


                                                        2001              2000
                                                     ----------       ----------
Deferred tax liabilities:
     Accelerated tax depreciation                    $5,407,000       $4,933,000
     Other                                               71,000             --
                                                     ----------       ----------

     Total deferred tax liabilities                   5,478,000        4,933,000
                                                     ----------       ----------

Deferred tax assets:
     Employee benefits                                4,118,000        3,304,000
     Inventory                                          168,000          104,000
     Other                                                 --             56,000
                                                     ----------       ----------

     Total deferred tax assets                        4,286,000        3,464,000
                                                     ----------       ----------

     Net deferred tax liabilities                    $1,192,000       $1,469,000
                                                     ==========       ==========


Income taxes paid by the Registrant during fiscal 2001, fiscal 2000, and fiscal 1999 totalled $2,585,000, $5,386,000, and $4,881,000, respectively.


NOTE 5 - EMPLOYEE BENEFIT PLANS

The Registrant sponsors three defined benefit pension plans covering substantially all employees. Benefits under two of the plans are based on negotiated rates times years of service. Under the remaining plan, benefits are based on compensation during the years immediately preceding retirement and years of service. It is the Registrant's policy to make contributions to these plans sufficient to meet minimum funding requirements of the applicable laws and regulations, plus such additional amounts, if any, as the Registrant's actuarial consultants advise to be appropriate.

In addition to providing pension benefits, the Registrant provides certain health care and life insurance benefits for retired employees. Substantially all of the Registrant's employees may become eligible for those benefits if they reach normal retirement age while working for the Registrant. The benefits are provided through certain insurance companies.

The following tables set forth the plans' funded status at the March 31, 2001 and 2000 measurement dates:

Changes in benefit obligation are:

                                                                   PENSION                                 POSTRETIREMENT
                                                                   BENEFITS                                   BENEFITS
------------------------------------------------------------------------------------------------------------------------------------
                                                          2001                  2000                  2001                 2000
------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation
  at beginning of year                                 $24,771,000           $23,729,000           $21,701,000          $21,743,000

Service cost                                                   777,000              782,000              531,000            547,000
Interest Cost                                                1,765,000            1,643,000            1,525,000          1,479,000
Plan Amendments                                                241,000              371,000
Actuarial (gain)/loss                                         (677,000)            (432,000)            (424,000)          (826,000)
BENEFITS PAID                                               (1,735,000)          (1,322,000)          (1,341,000)        (1,242,000)
------------------------------------------------------------------------------------------------------------------------------------

BENEFIT OBLIGATION AT END OF YEAR                         $ 25,142,000         $ 24,771,000         $ 21,992,000        $21,701,000
====================================================================================================================================

COMPONENTS OF NET PERIODIC BENEFIT COST ARE:

                                                       PENSION                                         POSTRETIREMENT
                                                       BENEFITS                                           BENEFITS
------------------------------------------------------------------------------------------------------------------------------------
                                       2001              2000              1999             2001            2000            1999
------------------------------------------------------------------------------------------------------------------------------------
Service Cost                        $   777,000       $   782,000       $   720,000       $  531,000      $  547,000      $  467,000
Interest Cost                         1,765,000         1,643,000         1,614,000        1,525,000       1,479,000       1,444,000
Expected return
  on assets                          (2,069,000)       (1,911,000)       (1,966,000)
Amortization of
  transition
  obligation                            166,000           166,000           166,000          898,000         898,000         898,000
Amortization of
  prior service
  cost                                  197,000           179,000           151,000
Amortization of
  unrecognized
  net loss                               80,000            52,000            26,000

------------------------------------------------------------------------------------------------------------------------------------
Net periodic
  benefit cost                      $   916,000       $   911,000       $   711,000       $2,954,000      $2,924,000      $2,809,000
====================================================================================================================================


CHANGES IN PLAN ASSETS ARE:

                                                                            PENSION                             POSTRETIREMENT
                                                                            BENEFITS                               BENEFITS
------------------------------------------------------------------------------------------------------------------------------------
                                                                   2001                   2000                2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Fair value of assets
  at beginning of year                                         $ 27,004,000           $ 24,661,000           $  --          $   --
Actual return on assets                                             382,000                831,000              --              --
Employer contribution                                               648,000              2,834,000              --              --
Benefits paid                                                    (1,735,000)            (1,322,000)             --              --


------------------------------------------------------------------------------------------------------------------------------------
Fair value of assets at end of year                            $ 26,299,000           $ 27,004,000           $  --          $   --
====================================================================================================================================

FUNDED STATUS OF THE PLANS ARE:

                                                                                  PENSION                    POSTRETIREMENT
                                                                                  BENEFITS                      BENEFITS
------------------------------------------------------------------------------------------------------------------------------------
                                                                           2001            2000           2001             2000
Funded status at end of
  year (underfunded)                                                    $ 1,156,000     $2,233,000    $(21,922,000)    $(21,701,000)
Unrecognized transition obligation                                          (94,000)        99,000      10,596,000       11,478,000
Unrecognized prior service cost                                           1,903,000      1,858,000            --               --
Unrecognized net (gain)/loss                                              4,137,000      3,208,000      (1,948,000)      (1,524,000)
------------------------------------------------------------------------------------------------------------------------------------
Prepaid/(accrued) benefit cost                                          $ 7,102,000     $7,398,000    $(13,344,000)    $(11,747,000)
====================================================================================================================================

Amounts recognized in the statement of financial position:
Prepaid benefit cost                                                    $ 7,102,000     $7,398,000
Accrued benefit liability                                                      --             --      $(13,344,000)    $(11,747,000)
Intangible asset                                                               --             --              --               --
Accumulated other comprehensive
  income (pre-tax)                                                             --             --              --               --
------------------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                                   $ 7,102,000     $7,398,000    $(13,344,000)    $(11,747,000)
====================================================================================================================================


In accounting for pension plans, the Registrant used a discount rate of 7.25% in 2001 and 2000, a 5% rate of increase in compensation, and an 8% expected rate of return on assets. Plan assets for these plans consist principally of fixed income instruments, equity securities and participation in insurance company contracts.

The weighted average discount rate used in determining the accumulated post retirement benefit obligation at June 30, 2001 and 2000 was 7.25%.

For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2001. The rate was assumed to decrease gradually to 5.5% for 2005 and remain at that level thereafter. Assumed health care cost trends have a significant effect on the amounts reported for the health care plan. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 2001 and 2000 by $2,312,000 and $2,347,000, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended June 30, 2001 and 2000 by $271,000 and $258,000, respectively.

The Company sponsors a supplemental executive retirement plan which covers certain executives of the Company. The net periodic pension expense for the plan was $771,000 and $634,000 in fiscal 2001 and 2000 respectively. The actuarial present value of vested benefit obligations approximated $2,372,000 at June 30, 2001 and $1,863,000 at June 30, 2000, respectively. The Registrant has invested $1,931,000 as of June 30, 20001 to cover obligations of the plan.

The Registrant also sponsors a retirement plan for directors who are not employees of the Registrant. The net periodic pension expense for the plan was $47,000, $79,000, and $89,000 in fiscal 2001, 2000, and 1999, respectively. The actuarial present value of vested benefit obligations approximated $891,000 at June 30, 2001 and $844,000 at June 30, 2000. The plan is currently not fully funded.

NOTE 6 - INDUSTRY INFORMATION

Approximately 85% of the Registrant's net sales in fiscal 2001 and 89% in fiscal 2000 were made either directly or indirectly to automotive companies.

Customers comprising 10% or greater of the Registrant's net sales are summarized as follows:

                                                                                2001                  2000
                                                                                ----                  ----
Ford Motor Company                                                               37%                   42%
General Motors Corporation                                                       15                    16
All Others                                                                       48                    42
                                                                                ---                   ---
                                                                                100%                  100%


NOTE 7 - RESTRICTED STOCK BONUS PLAN

The Registrant maintains a restricted stock bonus plan for certain key employees. Shares issued under the plan are subject to certain restrictions which lapse generally over a period of six to ten years from date of grant. The market value of shares issued, considered to be compensation, is being charged to operations over the periods during which the restrictions lapse. The tax benefits of the compensation deduction are credited to additional capital.

NOTE 8 - LITIGATION

The Registrant is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that their outcome will note have a significant effect on the Registrant's financial statements.

NOTE 9 - FOREIGN SALES

Approximately 10% of the Registrant's sales are to Canadian customers. All sales terms provide for settlement in U.S. dollars.

                         Report of Independent Auditors

Board of Directors
Federal Screw Works


We have audited the accompanying balance sheets of Federal Screw Works as of June 30, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Screw Works at June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          /s/ Ernst & Young LP

Detroit, Michigan
[August 10, 2001]

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Inapplicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information is contained under the captions "Election of Directors," "Security Ownership of Management," and "Compliance with Section 16(a) of the Exchange Act" in the Registrant's Proxy Statement dated September 27, 2001 and is incorporated herein by reference.

         The following information supplements the information provided on pages 1 through 3 in the Registrant's Proxy Statement dated September 27, 2001 which is incorporated herein by reference.

Name                                        Position                                                      Age
----                                        --------                                                      ---
John M. O'Brien.....................        Vice President-Sales and Marketing since 1986;                51
                                            Vice President-General Sales Manager, 1984 to
                                            1986; General Sales Manager, 1982 to 1984;
                                            Sabbatical at Stanford University Business School,
                                            1981 to 1982; Sales Representative, 1975 to 1981.

Jeffrey M. Harness..................        Vice President of Boyne City Division (since 2001) and        45
                                            Vice President and General Manager of Chelsea and
                                            Brighton Divisions since 1994; Vice President and
                                            General Manager - Chelsea Division, 1992 to 1994;
                                            General Manager - Chelsea Division, 1985 to 1992; Sales
                                            Manager - Chelsea Division, 1984 to 1985; Sales
                                            Representative, 1982 to 1984; Management Trainee, 1981
                                            to 1982; Chelsea Division Junior Buyer, 1980 to 1981.


ITEM 11. EXECUTIVE COMPENSATION

         Information is contained under the captions "Directors Remuneration and Committees of the Board" and "Executive Compensation" in the Registrant's Proxy Statement dated September 27, 2001 and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Information is contained under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Registrant's Proxy Statement dated September 27, 2001 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information is contained under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement dated September 27, 2001 and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1) Financial Statements. The following financial statements of the Registrant and Report of Independent Public Accounts are contained in "Item 8 Financial Statements and Supplementary Data."

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         FINANCIAL STATEMENTS

              - Statements of Operations for the years ended June 30, 2001, 2000 and 1999

              - Statements of Cash Flows for the years ended June 30, 2001,
                2000, and 1999

              - Balance sheets as of June 30, 2001 and 2000

              - Statements of Stockholders' equity for the years ended June 30,
                2001, 2000 and 1999


         NOTES TO FINANCIAL STATEMENTS

         (2) Financial Statement Schedules. The following financial statement schedule is filed with this report, and appears on page 24.

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

4.1 The (municipal industrial revenue bond) guarantee agreement dated as of November 1, 1979, as previously filed, was filed as an exhibit to the Registrant's 1993 Form 10-K and is incorporated herein by reference. All waivers, amendments and modifications thereto, were filed as exhibits to the Registrant's 1989, 1993 and 1994 Forms 10-K and are incorporated herein by reference.

4.2 Revolving Credit and Term Loan Agreement by and between Registrant and Comerica Bank, dated October 24, 1995, filed as an exhibit to the Registrant's Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.

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

99. Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                ADDITIONS        ADDITIONS
                                                   (1)              (2)
DESCRIPTION                     BALANCE AT      CHARGED TO       CHARGED TO       DEDUCTIONS -       BALANCE AT
                                 BEGINNING      COSTS AND      OTHER ACCOUNTS       DESCRIBE        END OF PERIOD
                                 OF PERIOD       EXPENSES        - DESCRIBE
--------------------------------------------------------------------------------------------------------------------
  Valuation allowance for
   accounts receivable:
Year ended June 30, 2001       $    50,000       $      -                                            $    50,000
Year ended June 30, 2000            50,000              -                                                 50,000
Year ended June 30, 1999            50,000              -                                                 50,000



  Valuation allowance for
   inventories:
Year ended June 30, 2001       $   180,000       $  239,000                       $  94,000(A)       $   325,000
Year ended June 30, 2000           167,000           38,000                          25,000(A)           180,000
Year ended June 30, 1999           226,000           67,000                         126,000(A)           167,000


(A) Unsalable inventories charged off; corresponding reduction of allowance.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FEDERAL SCREW WORKS
                                  (Registrant)


                                 By: /s/ W. T. ZurSchmiede, Jr.
                                     ------------------------------------
                                     W. T. ZurSchmiede, Jr.
                                     Chairman and Chief Executive
                                     Officer, Chief Financial Officer,
                                     Secretary and Treasurer

Date:    September 27, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wade C. Plaskey                                      September 27, 2001
-------------------------------------------
Wade C. Plaskey
Corporate Controller
(Principal Accounting Officer)

/s/ Thomas W. Butler, Jr.                                September 27, 2001
-------------------------------------------
Thomas W. Butler, Jr.
Director

/s/ Frank S. Galgan                                      September 27, 2001
-------------------------------------------
Frank S. Galgan
Director

/s/ Hugh G. Harness                                      September 27, 2001
-------------------------------------------
Hugh G. Harness
Director

/s/ F. D. Tennent                                        September 27, 2001
-------------------------------------------
F. D. Tennent
Director

/s/ W. T. ZurSchmiede, Jr.                               September 27, 2001
-------------------------------------------
W. T. ZurSchmiede, Jr.
Director

/s/ Robert F. ZurSchmiede                                September 27, 2001
-------------------------------------------
Robert F. ZurSchmiede
Director

/s/ Thomas ZurSchmiede                                   September 27, 2001
-------------------------------------------
Thomas ZurSchmiede
Director

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

99. Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.