Form 10-Q
period 2001-09-30
FEDERAL SCREW WORKS
filed 2001-10-31
CIK 34908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549




                                    FORM 10-Q


(Mark One)

                  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

For the period ended             SEPTEMBER 30, 2001
                      ---------------------------------------------------------


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


                               FEDERAL SCREW WORKS
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Michigan                              38-0533740
-------------------------------------------------------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)


  20229 Nine Mile Road, St. Clair Shores, Michigan          48080
-------------------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, and area code         (586) 443-4200
                                             ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                 YES   X      NO
                                                       -----       -----


At September 30, 2001, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,271,462 shares of such common stock outstanding at that time.



                                   (continued)

Part I  FINANCIAL INFORMATION



                              FEDERAL SCREW WORKS
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)



                                                             Sept. 30    June 30
                                                               2001        2001
                                                             --------    -------
                                     ASSETS
Current Assets:

  Cash .................................................    $    187    $     98

  Accounts Receivable, Less Allowance of $50 ...........      12,311      13,826


  Inventories:
    Finished Products ..................................       8,640       8,592
    In-Process Products ................................       7,021       6,769
    Raw Materials And Supplies .........................       1,506       1,728
                                                            --------    --------
                                                              17,167      17,089

  Prepaid Expenses And Other Current Accounts ..........         495         659
  Deferred Income Taxes ................................         776         746
                                                            --------    --------

     Total Current Assets ..............................      30,936      32,418


Other Assets:

  Intangible Pension Asset .............................         728         728
  Cash Value Of Life Insurance .........................       5,598       5,566
  Prepaid Pension Cost .................................       7,041       7,102
  Miscellaneous ........................................       2,541       2,579
                                                            --------    --------

  Total Other Assets ...................................      15,908      15,975

Property, Plant And Equipment ..........................     112,507     110,218
  Less Accumulated Depreciation ........................      60,427      59,075
                                                            --------    --------

  Net Properties .......................................      52,080      51,143
                                                            --------    --------

Total Assets ...........................................    $ 98,924    $ 99,536
                                                            ========    ========


                                                             Sept 30     June 30
                                                               2001        2001
                                                             -------     -------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable .....................................   $  4,472    $  5,058
  Payroll And Employee Benefits ........................      3,426       5,781
  Dividends Payable ....................................      1,027         130
  Federal Income Taxes .................................          0           0
  Taxes, Other Than Income Taxes .......................      1,437       1,534
  Accrued Pension Contributions ........................        357           0
  Other Accrued Liabilities ............................         79          54
                                                           --------    --------

     Total Current Liabilities .........................     10,798      12,557

Long Term Liabilities:
  Long-Term Debt .......................................      9,565       6,735
  Deferred Employee Compensation .......................      2,633       2,633
  Postretirement Benefits Other Than Pensions ..........     13,721      13,344
  Deferred Income Taxes ................................      1,786       1,940
  Employee Benefits ....................................      1,002       1,021
  Other Liabilities ....................................        860         850
                                                           --------    --------

     Total Long-Term Liabilities .......................     29,567      26,523


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares; 1,271,462 Shares Outstanding
  at September 30, 2001 and 1,296,887 at June 30,
  2001, as restated (Note C) ...........................      1,271       1,297
  Additional Capital ...................................      3,270       3,270
  Retained Earnings ....................................     54,131      56,002
  Unfunded Pension Costs ...............................       (113)       (113)
                                                           --------    --------

     Total Stockholders' Equity ........................     58,559      60,456
                                                           --------    --------

Total Liabilities and Stockholders' Equity .............   $ 98,924    $ 99,536
                                                           ========    ========



See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (Thousands of Dollars, Except Per Share)




                                                 Three Months Ended    Three Months Ended
                                                     September 30        September 30
                                                        2001                 2000
                                                 ------------------    ------------------
Net Sales ..................................           $21,518           $27,211

Costs And Expenses:

   Cost of Products Sold ...................            20,097            24,279

   Selling And Administrative Expenses .....             1,329             1,558

   Interest Expense (Income) ...............                37                 8
                                                       -------           -------

      Total Costs and Expenses .............            21,463            25,845
                                                       -------           -------

Earnings Before Federal
   Income Taxes ............................                55             1,366

Federal Income Taxes .......................                18               465
                                                       -------           -------

Net Earnings ...............................           $    37           $   901
                                                       =======           =======



Per Share Of Common Stock:

Basic and Diluted Earnings Per Share .......           $  0.03           $  0.69
                                                       =======           =======

Cash Dividends Declared Per Share ..........           $  0.80           $  1.60
                                                       =======           =======



The above per share amounts for the quarter ended September 30, 2000, have been adjusted to retroactively give effect to a 5 for 4 stock split declared by the Company's Board of Directors on December 8, 2000, paid April 2, 2001.



See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)


                                                                                             Three Months
                                                                                                Ended
                                                                                              September 30
                                                                                       2001                2000
                                                                                       ----                ----
Operating Activities
  Net Earnings .............................................................        $    37              $   901

  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ........................................          1,367                1,239
      Increase In Cash Value of Life Insurance .............................            (32)                 (29)
      Change In Deferred Income Taxes ......................................           (185)                (211)
      Employee Benefits ....................................................            (20)                 (12)
      Other ................................................................            486                  511

    Changes In Operating Assets And Liabilities:
      Accounts Receivable ..................................................          1,514                1,848
      Inventories And Prepaid Expenses .....................................             87               (2,045)
      Accounts Payable And Accrued Expenses ................................         (2,655)              (6,513)
                                                                                    -------              -------

Net Cash Provided By (Used In) Operating Activities ........................            599               (4,311)

Investing Activities
  Purchases of Property, Plant And Equipment-Net ...........................         (2,304)                (465)
                                                                                    -------              -------

Net Cash Used In Investing Activities ......................................         (2,304)                (465)

Financing Activities
  Additional Borrowings Under Credit Agreement .............................          2,830                3,810
  Purchase of Common Stock .................................................           (906)                (111)
  Dividends Paid ...........................................................           (130)                (104)
                                                                                    -------              -------

Net Cash Provided By Financing Activities ..................................          1,794                3,595
                                                                                    -------              -------

Increase (Decrease) In Cash ................................................             89               (1,181)

Cash At Beginning Of Period ................................................             98                1,542
                                                                                    -------              -------

Cash At End Of Period ......................................................        $   187              $   361
                                                                                    =======              =======





See Accompanying Notes.

                               FEDERAL SCREW WORKS
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2001, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2002.


NOTE B - DEBT

On October 19, 2001, Comerica Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2004, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2006. As of September 30, 2001, there was $9,565,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.


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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. However, early adoption is permitted. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the Statements on July 1, 2001, with no material effect on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS: Net sales for the Company's first quarter ended September 30, 2001, decreased $5,693,000, or (20.9%), compared with net sales for the first quarter of the prior year. The decrease is attributable mainly to the continuing decline in North American automotive production during the past quarter.

Gross profit for the three month period ended September 30, 2001, decreased $1,511,000, or (51.5%), as compared with the first quarter of the prior year. The decrease is attributable mainly to the decrease in sales, a result of production cutbacks from our customers.

Selling and administrative expenses decreased $229,000, or (14.7)%, for the first quarter ended September 30, 2001, as compared with the first quarter of the prior year. The decrease is mainly attributable to decreases in compensation and related expenses.

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

DIVIDENDS: The Board of Directors, in August, 2001, declared a $.10 per share quarterly dividend, and an extra $.70 per share dividend, both payable October 1, 2001, to shareholders of record September 4, 2001.

LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $277,000 from $19,861,000 at June 30, 2001, to $20,138,000 at September 30, 2001. The increase is mainly attributable to the reduction in accounts payable and an increase in inventories.

At September 30, 2001, the Company had available $15,435,000 under its bank credit agreement.

Capital expenditures for the three month period ended September 30, 2001, were approximately $2.3 million, and, for the year, are expected to approximate $6.6 million, of which approximately $5.4 million has been committed as of September 30, 2001.

There have been no material changes concerning environmental matters since those reported in the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2001.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company's market risk is limited to interest rate risk on its revolving credit and term loan agreement. At September 30, 2001, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material.


PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

         The information set forth at the conclusion of the Liquidity and Capital Resources discussion in Item 2 of Part I concerning environmental matters is incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 10.1. One year extension of Revolving Credit and Term Loan Agreement by and between Registrant and Comerica Bank dated October 19, 2001.

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


                                            Federal Screw Works
                                       ----------------------------------




Date   October 31, 2001                /s/ W. T. ZurSchmiede, Jr.
      ------------------               ----------------------------------
                                       W. T. ZurSchmiede, Jr.
                                       Chairman, Chief Executive Officer
                                       and Chief Financial Officer

Exhibit Index:

         Exhibit 10.1. One Year Extension of Revolving Credit and Term Loan Agreement By And Between Registrant and Comerica Bank Dated October 19, 2001.