Form 10-Q
period 2001-12-31
FEDERAL SCREW WORKS
filed 2002-02-05
CIK 34908

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549




                                   FORM 10-Q


(Mark One)
                  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

For the period ended             DECEMBER 31, 2001
                      ---------------------------------------------------------

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


                               FEDERAL SCREW WORKS
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Michigan                                    38-0533740
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)


20229 Nine Mile Road, St. Clair Shores, Michigan          48080
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, and area code         (586) 443-4200
                                             -----------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                       ----      ----

At December 31, 2001, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,264,393 shares of such common stock outstanding at that time.


                                  (continued)

Part I  FINANCIAL INFORMATION



                               FEDERAL SCREW WORKS
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)

                                                            Dec. 31     June 30
                                                              2001        2001
                                                            -------     -------
                                     ASSETS
Current Assets:

  Cash .................................................    $    109    $     98

  Accounts Receivable, Less Allowance of $50 ...........      13,620      13,826


  Inventories:
    Finished Products ..................................       8,490       8,592
    In-Process Products ................................       6,232       6,769
    Raw Materials And Supplies .........................       1,306       1,728
                                                            --------    --------
                                                              16,028      17,089

  Prepaid Expenses And Other Current Accounts ..........         646         659
  Deferred Income Taxes ................................         795         746
                                                            --------    --------

     Total Current Assets ..............................      31,198      32,418


Other Assets:

  Intangible Pension Asset .............................         728         728
  Cash Value Of Life Insurance .........................       5,630       5,566
  Prepaid Pension Cost .................................       6,953       7,102
  Miscellaneous ........................................       2,641       2,579
                                                            --------    --------
  Total Other Assets ...................................      15,952      15,975

Property, Plant And Equipment ..........................     114,299     110,218
  Less Accumulated Depreciation ........................      61,170      59,075
                                                            --------    --------

  Net Properties .......................................      53,129      51,143
                                                            --------    --------

Total Assets ...........................................    $100,279    $ 99,536
                                                            ========    ========

                                                                                   Dec. 31     June 30
                                                                                     2001        2001
                                                                                     ----        ----
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ...........................................................   $   3,904    $   5,058
  Payroll And Employee Benefits ..............................................       3,213        5,781
  Dividends Payable ..........................................................         127          130
  Federal Income Taxes .......................................................           0            0
  Taxes, Other Than Income Taxes .............................................       1,668        1,534
  Accrued Pension Contributions ..............................................         714            0
  Other Accrued Liabilities ..................................................          70           54
                                                                                 ---------    ---------

     Total Current Liabilities ...............................................       9,696       12,557

Long Term Liabilities:
  Long-Term Debt .............................................................      11,380        6,735
  Deferred Employee Compensation .............................................       2,633        2,633
  Postretirement Benefits Other Than Pensions ................................      14,097       13,344
  Deferred Income Taxes ......................................................       1,866        1,940
  Employee Benefits ..........................................................       1,115        1,021
  Other Liabilities ..........................................................         871          850
                                                                                 ---------    ---------

     Total Long-Term Liabilities .............................................      31,962       26,523


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares; 1,264,393 Shares Outstanding
  at December 31, 2001 and 1,296,887 at June 30,
  2001, as restated (Note C) .................................................       1,264        1,297
  Additional Capital .........................................................       3,270        3,270
  Retained Earnings ..........................................................      54,200       56,002
  Unfunded Pension Costs .....................................................        (113)        (113)
                                                                                 ---------    ---------

     Total Stockholders' Equity ..............................................      58,621       60,456
                                                                                 ---------    ---------

Total Liabilities and Stockholders' Equity ...................................   $ 100,279    $  99,536
                                                                                 =========    =========

See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (Thousands of Dollars, Except Per Share)


                                                                 Three Months Ended              Six Months Ended
                                                                      December 31                    December 31
                                                                  2001           2000             2001          2000
                                                                  ----           ----             ----          ----
Net Sales.....................................................   $22,243        $26,045         $43,761       $53,256

Costs And Expenses:

   Cost of Products Sold......................................    21,216         23,166          41,257        47,379

   Selling And Administrative Expenses........................     1,641          1,543           2,970         3,101

   Interest Expense ..........................................        72             54             109            62

   Other Expenses (Income)....................................    (1,357)            64          (1,301)          130
                                                                 -------        -------         -------       -------

      Total Costs and Expenses................................    21,572         24,827          43,035        50,672
                                                                 -------        -------         -------       -------

Earnings Before Federal
   Income Taxes...............................................       671          1,218             726         2,584

Federal Income Taxes .........................................       229            415             247           880
                                                                 -------        -------         -------       -------

Net Earnings..................................................   $   442        $   803         $   479       $ 1,704
                                                                 =======        =======         =======       =======

Per Share Of Common Stock:

Basic and Diluted Earnings Per Share..........................   $  0.34        $  0.62         $  0.37       $  1.31
                                                                 =======        =======         =======       =======

Cash Dividends Declared Per Share.............................   $  0.10        $  0.18         $  0.90       $  1.78
                                                                 =======        =======         =======       =======



See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)


                                                                        Six  Months
                                                                           Ended
                                                                        December 31
                                                                 2001                 2000
                                                                 ----                 ----
Operating Activities
  Net Earnings .........................................       $   479             $ 1,704

  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ....................         2,808               2,508
      Increase In Cash Value of Life Insurance .........           (64)                (56)
      Change In Deferred Income Taxes ..................          (123)               (367)
      Employee Benefits ................................            93                 (16)
      Other ............................................           861                 908

    Changes In Operating Assets And Liabilities:
      Accounts Receivable ..............................           206               4,444
Inventories And Prepaid Expenses .......................         1,075              (2,995)
Accounts Payable And Accrued Expenses ..................        (2,858)             (6,223)
                                                               -------             -------

Net Cash Provided By (Used In) Operating Activities ....         2,477                 (93)

Investing Activities
  Purchases of Property, Plant And Equipment-Net .......        (4,795)             (2,308)
                                                               -------             -------

Net Cash Used In Investing Activities ..................        (4,795)             (2,308)

Financing Activities
  Additional Borrowings Under Credit Agreement .........         4,645               3,200
  Purchase of Common Stock .............................        (1,159)               (111)
  Dividends Paid .......................................        (1,157)             (2,084)
                                                               -------             -------

Net Cash Provided By Financing Activities ..............         2,329               1,005
                                                               -------             -------

Increase (Decrease) In Cash ............................            11              (1,396)

Cash At Beginning Of Period ............................            98               1,542
                                                               -------             -------

Cash At End Of Period ..................................       $   109             $   146
                                                               =======             =======





See Accompanying Notes.

                               FEDERAL SCREW WORKS
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 2001, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2002.

NOTE B - DEBT

On October 18, 2001, Comerica Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2004, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2006. As of December 31, 2001, there was $11,380,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS: Net sales for the Company's second quarter ended December 31, 2001, decreased $3,802,000, or (14.6%), compared with net sales for the second quarter of the prior year. Net sales for the six month period ended December 31, 2001, decreased $9,495,000 or (17.8%), compared with the six month period of the prior year. The decrease is attributable mainly to the decline in North American automotive production.

Gross profit for the three month period ended December 31, 2001, decreased $1,852,000, or (64.3%), as compared with gross profit for the second quarter of the prior year. Gross profit for the six month period ended December 31, 2001, decreased $3,373,000, or (57.4%), as compared with the six month period of the prior year. The decrease is attributable mainly to the decline in North American automotive production and continual price pressure from our customers.

Selling and administrative expenses increased $98,000, or 6.4%, for the second quarter ended December 31, 2001, as compared with the second quarter of the prior year. Selling and administrative expenses decreased $131,000, or (4.2%), as compared with the six month period ended December 31, 2000. The decrease for the six month period ended December 31, 2001, is mainly attributable to decreases in compensation and related expenses.

Other Expenses and Income includes $1,450,000 ($950,000 net of tax) received from the sale of stock acquired by the Registrant in connection with the demutualization of an insurance company. The Registrant has insurance with the company which was a mutual insurance company. The insurance company converted from a mutual insurance company to a stock insurance company and, in the conversion, the Registrant received stock of the insurance company which it was entitled to sell. The Registrant sold all of the stock resulting in the income. In early January, 2002, subsequent to the close of the second quarter, the Registrant realized a second cash gain of $460,000, net of tax, as a result of the sale of stock acquired in connection with the demutualization of a second insurance company. This gain will be reported in the third quarter ending March 31, 2002.

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


DIVIDENDS: The Board of Directors, in October, 2001, declared a $.10 per share quarterly dividend paid January 3, 2002, to shareholders of record December 3, 2001.

LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $1,641,000 from $19,861,000 at June 30, 2001, to $21,502,000 at December 31, 2001. The increase is mainly attributable to the reduction in accounts payable, payroll and employee benefits.

At December 31, 2001, the Company had available $13,620,000 under its bank credit agreement.

Capital expenditures for the six month period ended December 31, 2001, were approximately $4.8 million, and, for the year, are expected to approximate $7.3 million, of which approximately $6.6 million has been committed as of December 31, 2001.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's market risk is limited to interest rate risk on its revolving credit and term loan agreement. At December 31, 2001, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material.



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


                                             Federal Screw Works
                                        ---------------------------------




Date   February 5, 2002                 /s/ W. T. ZurSchmiede, Jr.
      ------------------                ---------------------------------
                                        W. T. ZurSchmiede, Jr.
                                        Chairman, Chief Executive Officer
                                        and Chief Financial Officer