Form 10-Q
period 2002-03-31
FEDERAL SCREW WORKS
filed 2002-04-26
CIK 34908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549




                                    FORM 10-Q


(Mark One)
          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended             MARCH 31, 2002
                      ---------------------------------------------------------

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


At March 31, 2002, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,247,293 shares of such common stock outstanding at that time.



                                   (continued)

Part I  FINANCIAL INFORMATION




                               FEDERAL SCREW WORKS
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)



                                                      Mar. 31     June 30
                                                       2002         2001
                                                      -------     --------
                                  ASSETS
Current Assets:

  Cash ...........................................   $    527   $     98

  Accounts Receivable, Less Allowance of $50 .....     13,735     13,826


  Inventories:
    Finished Products ............................      9,068      8,592
    In-Process Products ..........................      6,288      6,769
    Raw Materials And Supplies ...................      1,295      1,728
                                                     --------   --------
                                                       16,651     17,089

  Prepaid Expenses And Other Current Accounts ....        565        659
  Deferred Income Taxes ..........................        809        746
                                                     --------   --------

     Total Current Assets ........................     32,287     32,418


Other Assets:

  Intangible Pension Asset .......................        728        728
  Cash Value Of Life Insurance ...................      5,662      5,566
  Prepaid Pension Cost ...........................      6,981      7,102
  Miscellaneous ..................................      2,914      2,579
                                                     --------   --------

  Total Other Assets .............................     16,285     15,975

Property, Plant And Equipment ....................    115,911    110,218
  Less Accumulated Depreciation ..................     62,720     59,075
                                                     --------   --------

  Net Properties .................................     53,191     51,143
                                                     --------   --------

Total Assets .....................................   $101,763   $ 99,536
                                                     ========   ========

                                                                    Mar. 31     June 30
                                                                      2002        2001
                                                                    --------    --------
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ..............................................    $ 4,709    $  5,058
  Payroll And Employee Benefits .................................      4,285       5,781
  Dividends Payable .............................................        125         130
  Federal Income Taxes ..........................................        533           0
  Taxes, Other Than Income Taxes ................................      1,476       1,534
  Accrued Pension Contributions .................................        660           0
  Other Accrued Liabilities .....................................        108          54
                                                                    --------    --------

     Total Current Liabilities ..................................     11,896      12,557

Long Term Liabilities:
  Long-Term Debt ................................................      9,460       6,735
  Deferred Employee Compensation ................................      2,633       2,633
  Postretirement Benefits Other Than Pensions ...................     14,473      13,344
  Deferred Income Taxes .........................................      1,857       1,940
  Employee Benefits .............................................      1,065       1,021
  Other Liabilities .............................................        881         850
                                                                    --------    --------

     Total Long-Term Liabilities ................................     30,369      26,523


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares; 1,247,293 Shares Outstanding
  at March 31, 2002 and 1,296,887 at June 30,
  2001, as restated (Note C) ....................................      1,247       1,297
  Additional Capital ............................................      3,270       3,270
  Retained Earnings .............................................     55,094      56,002
  Unfunded Pension Costs ........................................       (113)       (113)
                                                                    --------    --------

     Total Stockholders' Equity .................................     59,498      60,456
                                                                    --------    --------

Total Liabilities and Stockholders' Equity ......................   $101,763    $ 99,536
                                                                    ========    ========




See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (Thousands of Dollars, Except Per Share)





                                          Three Months Ended       Nine Months Ended
                                               March  31                March 31
                                           2002        2001         2002        2001
                                           ----        ----         ----        ----

Net Sales ............................   $ 24,910    $ 25,820    $ 68,671    $ 79,076

Costs And Expenses:

   Cost of Products Sold .............     21,257      23,145      62,514      70,524

   Selling And Administrative
     Expenses.........................      1,802       1,617       4,772       4,718

   Interest Expense ..................         55          (1)        164          61

   Other Expenses (Income) ...........       (659)         62      (1,960)        192
                                         --------    --------    --------    --------

      Total Costs and Expenses .......     22,455      24,823      65,490      75,495
                                         --------    --------    --------    --------

Earnings Before Federal
   Income Taxes ......................      2,455         997       3,181       3,581

Federal Income Taxes .................        834         339       1,081       1,219
                                         --------    --------    --------    --------

Net Earnings .........................   $  1,621    $    658    $  2,100    $  2,362
                                         ========    ========    ========    ========
Per Share Of Common Stock:

Basic and Diluted Earnings Per
   Share..............................   $   1.28    $   0.51    $   1.65    $   1.82
                                         ========    ========    ========    ========

Cash Dividends Declared Per Share ....   $   0.10    $   0.00    $   1.00    $   1.78
                                         ========    ========    ========    ========




See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)



                                                           Nine Months
                                                              Ended
                                                             March 31
                                                       2002             2001
                                                       ----             ----
Operating Activities
  Net Earnings ....................................  $ 2,100          $ 2,362

  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ...............    4,358            3,816
      Increase In Cash Value of Life Insurance ....      (97)             (83)
      Change In Deferred Income Taxes .............     (146)            (586)
      Employee Benefits ...........................       44              (18)
      Other .......................................      947            1,296

    Changes In Operating Assets And Liabilities:
      Accounts Receivable .........................       90            3,177
      Inventories And Prepaid Expenses ............      533           (3,146)
      Accounts Payable And Accrued Expenses .......     (656)          (5,267)
                                                      ------           ------

Net Cash Provided By Operating Activities .........    7,173            1,551

Investing Activities
  Purchases of Property, Plant And Equipment-Net...   (6,407)          (8,787)
                                                      ------           ------

Net Cash Used In Investing Activities .............   (6,407)          (8,787)

Financing Activities
  Additional Borrowings Under Credit Agreement ....    2,725            8,300
  Purchase of Common Stock ........................   (1,778)            (111)
  Dividends Paid ..................................   (1,284)          (2,292)
                                                      ------           ------

Net Cash Provided By (Used In) Financing
  Activities.......................................     (337)           5,897
                                                      ------           ------

Increase (Decrease) In Cash .......................      429           (1,339)

Cash At Beginning Of Period .......................       98            1,542
                                                      ------           ------

Cash At End Of Period .............................  $   527          $   203
                                                      ======           ======





See Accompanying Notes.

                               FEDERAL SCREW WORKS
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 2002, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2002.


NOTE B - DEBT

On October 18, 2001, Comerica Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2004, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2006. As of March 31, 2002, there was $9,460,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.


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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS: Net sales for the Company's third quarter ended March 31, 2002, decreased $910,000, or (3.5%), compared with net sales for the third quarter of the prior year. Net sales for the nine month period ended March 31, 2002, decreased $10,405,000 or (13.2%), compared with the nine month period of the prior year. The decrease is attributable mainly to the decline in North American automotive production compared to the prior year.

Gross profit for the three month period ended March 31, 2002, increased $978,000, or 36.6%, as compared with gross profit for the third quarter of the prior year. Gross profit for the nine month period ended March 31, 2002, decreased $2,395,000, or (28.0%), as compared with the nine month period of the prior year. The decrease is attributable mainly to the decline in North American automotive production in the nine month period ended March 31, 2002 and continual price pressure from our customers. The increase for the three month period ended March 31, 2002, was attributable to improved productivity and cost reductions.

Selling and administrative expenses increased $185,000, or 11.4%, for the third quarter ended March 31, 2002, as compared with the third quarter of the prior year. Selling and administrative expenses increased $54,000, or 1.1%, as compared with the nine month period ended March 31, 2001. The increase for the nine month period ended March 31, 2002, is mainly attributable to increases in compensation and related expenses.

Other Expenses and Income for the three month period ended March 31, 2002, includes $730,000 ($480,000 net of tax) received from the sale of stock acquired by the Registrant during Registrant's third quarter in connection with the demutualization of an insurance company. The insurance company converted from a mutual insurance company to a stock insurance company and, in the conversion, the Registrant received stock of the insurance company which it was entitled to sell. The Registrant sold all of the stock resulting in the income. Other Expenses and Income for the nine month period ended March 31, 2002, includes another cash gain of $1,450,000 ($950,000 net of tax) as a result of the sale of stock acquired in connection with the demutualization of another insurance company. The total gain for the nine month period ended March 31, 2002 is $2,180,000 ($1,430,000 net of tax).

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


DIVIDENDS: The Board of Directors, in February, 2002, declared a $.10 per share quarterly dividend paid April 1, 2002, to shareholders of record as of March 5, 2002.

LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $530,000 from $19,861,000 at June 30, 2001, to $20,392,000 at March 31, 2002. The increase is mainly attributable to the reduction in accounts payable, payroll and employee benefits.

At March 31, 2002, the Company had available $15,540,000 under its bank credit agreement.

Capital expenditures for the nine month period ended March 31, 2002, were approximately $6.4 million, and, for the year, are expected to approximate $8.2 million, of which approximately $8.1 million has been committed as of March 31, 2002.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's market risk is limited to interest rate risk on its revolving credit and term loan agreement. At March 31, 2002, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material.



PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

         The information set forth at the conclusion of the Liquidity and Capital Resources discussion in Item 2 of Part I concerning environmental matters is incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Reports on Form 8-K. There was no SEC Form 8-K filed this quarter.
         (b) There were no unusual charges or credits to income, nor a change in independent accountants.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Federal Screw Works
                                            -------------------------------




Date   April 26, 2002                        /s/ W. T. ZurSchmiede, Jr.
      ----------------                      ------------------------------
                                            W. T. ZurSchmiede, Jr.
                                            Chairman, Chief Executive Officer
                                            and Chief Financial Officer