Form 10-K
period 2002-06-30
FEDERAL SCREW WORKS
filed 2002-09-27
CIK 34908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                       to
                                        ---------------------    ---------------

                          Commission file number 0-1837
                               FEDERAL SCREW WORKS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     MICHIGAN                               38-0533740
            (State  or  other  jurisdiction               (I.R.S. Employer
            of Incorporation or organization)             Identification No.)

             20229 NINE MILE ROAD, ST. CLAIR SHORES, MICHIGAN      48080
                (Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, including area code: 586-443-4200
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

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

As of September 3, 2002 the aggregate market value of the common stock of Registrant held by non-affiliates was $27,445,062.

The number of shares outstanding of each of the Registrant's classes of common stock, as of September 3, 2002 is as follows:

               Title of Class                   Number of Shares Outstanding
                Common Stock,                              1,218,593
                $1 Par Value


                       DOCUMENT INCORPORATED BY REFERENCE

Certain information from the Proxy Statement of the Registrant dated September 24, 2002 has been incorporated by reference in response or partial response to Items 10, 11, 12 and 13 in this Report.

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

         Approximately 91% of the Registrant's net sales in fiscal 2002 (85% and 89% in fiscal 2001 and fiscal 2000, respectively) were made either directly or indirectly to automotive companies. The Registrant generally does not require collateral from its customers.

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

         Customers comprising 10% or greater of the Registrant's net sales are summarized as follows:


                                                                         2002      2001       2000
                                                                         ----      ----       ----

                Ford Motor Company...............................         35%       37%        42%
                General Motors Corporation.......................         13%       15%        16%
                All Others.......................................         52%       48%        42%
                                                                          ---       ---        ---

                                                                         100%      100%       100%
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

         As of August 31, 2002, the Registrant had an estimated backlog of firm orders amounting to approximately $12,700,000, all of which are expected to be filled within the 2003 fiscal year. The comparable backlog as of August 31, 2001 amounted to approximately $13,000,000.

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

         The Registrant presently employs approximately 443 hourly-rated and salaried personnel. The Registrant's hourly work forces at the Chelsea and Romulus facilities are unionized. The Registrant's contracts with the unions in Chelsea and Romulus expire in May of 2005 and January of 2003, respectively.

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

         The Novex Tool Division occupies a 19,000 square foot leased facility in Brighton, Michigan. The lease expires in December, 2004. The Division manufactures perishable tooling, primarily for the cold heading industry. Approximately forty percent of its output is consumed by the Registrant's Big Rapids, Romulus and Traverse City Divisions. Segment information for the Novex Division is immaterial to the financial information for the Registrant as a whole.

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

         In June of 2001, the Registrant began operations in a new 43,000 square foot plant in Boyne City, Michigan. This division provides special heat treating to other divisions of the Registrant.

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

ITEM 3.           LEGAL PROCEEDINGS.

         The Registrant has been designated by the Federal Environmental Protection Agency (the "EPA") as a Potentially Responsible Party ("PRP") with respect to a dump site referred to as the Cemetery Dump Site located in Oakland County, Michigan. The PRPs engaged a single transporter who illegally disposed of toxic and hazardous waste materials there in the late 1960s. While the Registrant denies it has engaged in disposing of any materials at this site, the Registrant together with other PRPs has actively participated in negotiations directed toward settlement of the EPA's claims. The EPA has performed a site clean-up but has not asserted claims against any of the identified PRPs which suggests that the evidence of involvement by such parties is weak.

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


                                                         2002                     2001
                                                         -----                    ----
                                                  High         Low           High        Low

                  1st Quarter                    36.17        33.54         42.00       37.00
                  2nd Quarter                    36.74        33.19         43.00       40.50
                  3rd Quarter                    36.75        35.01         37.80       33.20
                  4th Quarter                    40.31        36.00         37.00       33.70




         At September 1, 2002, the approximate number of beneficial holders and shareholders of record of the Registrant's common stock was 764, based upon the securities position listings furnished to the Registrant.

         A cash dividend was declared in each of the four quarters during fiscal 2002. Four dividends were declared in fiscal 2001 with one declared in the first quarter, two declared in the second quarter and one declared in the fourth quarter. Total cash dividends in fiscal 2002 were $1.10 per share and in fiscal 2001 were $1.88 per share. The Registrant declared a 5 for 4 stock split on December 8, 2000 payable on April 2, 2001 as a stock dividend. The amount of cash dividends per share shown above have been retroactively adjusted to reflect the stock split. The Registrant is in compliance with covenants of its revolving credit and term loan agreement including any restrictions on the payment of cash dividends.

ITEM 6.           SELECTED FINANCIAL DATA.


FIVE YEARS ENDED JUNE 30                                 2002        2001        2000         1999           1998

OPERATIONS (in thousands)
Net Sales                                              $95,496    $105,912     $121,811    $118,610        $106,889
Earnings before federal income taxes                     6,571       6,873       14,693      12,364          11,779
Federal income taxes                                     2,066       2,230        4,941       4,158           3,952
Net earnings                                             4,505       4,643        9,752       8,206           7,827
Depreciation and amortization                            5,933       5,131        4,917       4,623           4,206
Capital expenditures                                     7,542      12,405        9,978       7,779           8,367
Cash dividends declared                                  1,402       2,447        2,467       2,390           2,173

PER SHARE DATA
Net earnings                                             $3.57     $  3.57      $  7.35     $  6.05         $  5.76
Cash dividends declared                                   1.10        1.88         1.84        1.76            1.60
Book value                                               48.52       46.50        44.12       38.42           34.45
Average shares outstanding                           1,263,507   1,299,137    1,326,803   1,356,649       1,358,103

RETURN DATA
Net earnings on net sales                                 4.7%        4.4%         8.0%        6.9%            7.3%
Net earnings on stockholders' equity                      7.3%        7.7%        16.7%       15.7%           16.7%

FINANCIAL POSITION AT JUNE 30 (IN THOUSANDS)
Working capital (net current assets)                  $ 20,410    $ 19,861     $ 17,205    $ 16,657        $ 11,981
Other assets                                            16,007      15,975       15,481      11,647           9,526
Property, plant and equipment (net)                     52,729      51,143       43,876      40,920          37,782
                                                        ------      ------       ------      ------          ------
Total assets less current liabilities                   89,146      86,979       76,562      69,224          59,289
Less:
         Long-term debt                                  6,340       6,735            -       2,100             450
         Unfunded pension obligation                         -           -            -          95               -
         Deferred employee compensation                  2,808       2,633        2,076       1,226               -
         Deferred taxes                                  1,868       1,940        2,425       2,006           2,197
         Employee benefits                               1,100       1,021          975       1,081           1,017
         Post-retirement benefits                       14,835      13,344       11,747       9,865           8,211
         Other liabilities                                 891         850          803         723             634
                                                        ------      ------       ------      ------          ------

Stockholders' equity (net assets)                      $61,304    $ 60,456      $58,536     $52,128         $46,780
                                                       =======    ========      =======     =======         =======


The average shares outstanding and all per share amounts have been adjusted retroactively for the December 8, 2000 5 for 4 stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

         The following table sets forth the percent relationship of certain items to net sales for the periods indicated:



                                                              For the Years Ended June 30,
                                                              ----------------------------

                                                                 2002      2001     2000
                                                                 ----      ----     ----
            Net Sales                                            100%       100%     100%
            Gross Profit                                        11.2       11.9     15.2
            Selling, general and administrative expenses         6.3        5.6      5.5
            Interest                                              .2         .1       .1
            Gain on sale of Steel Processing Division              -          -      2.1
            Other income                                         2.2         .3       .4
            Earnings before federal income taxes                 6.9        6.5     12.1
            Net earnings                                         4.7        4.4      8.0



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

Federal Screw Works reported net sales of $95.5 million in fiscal 2002, which represented a 9.8% decrease from fiscal 2001 sales of $105.9 million. Net sales for fiscal 2001 decreased 13.1% from fiscal 2000 sales of $121.8 million. Sales in both 2002 and 2001 benefited from new automotive parts programs. The number of parts shipped decreased in 2002 and 2001 and increased in 2000.

Gross profits decreased 15.1% to $10.7 million in fiscal 2002, a $1.9 million decrease from fiscal 2001. Fiscal 2001 gross profits decreased 31.9% to $12.6 million compared to the $18.5 million level realized in 2000. In the first six months of fiscal 2002, the Registrant experienced severe production cuts from our customers which, coupled with the demands for reduced prices, resulted in marginally profitable operating results. In the second six month period of fiscal 2002, an entirely new tone was reflected in incoming orders, which increased slightly, but resulted in far more satisfactory operating results. By the end of the fiscal year, inventories of car dealers and manufacturers had been trimmed to acceptable levels. The new division at Boyne City, Michigan, operated profitably in the second six months of the fiscal year. As a percentage of total sales, the Registrant expects to gradually ship less to automobile manufacturers and more to Tier One suppliers, reflecting the greater manufacturing responsibilities assumed by Tier One suppliers.

Material, plating and packaging costs were again stable in 2002.

The Registrant is dependent upon sales to the two largest U.S. automobile manufacturers, a condition that has existed for at least fifty years. The impact of new parts programs were again a positive factor in fiscal 2002. Sales to customers outside North America are increasing, but still are not material. Two years ago the Registrant rejoined the Daimler Chrysler supply base after a four year absence. The receipt of orders for the 2003, 2004 and 2005 model years continues to be encouraging.

Refrigeration sales in fiscal 2002 were down slightly. As a percentage of growth, refrigeration sales growth historically has been greater than automotive sales growth.

The Registrant has not been able to increase its business with the transplant suppliers in the current fiscal year.

Again, outsourcing programs were not a factor in fiscal 2002, which is consistent with fiscal 2001 and 2000. Despite this, the Registrant believes that these programs will be a source of significant new business in the future. Fastener industry consolidations were limited in fiscal 2002.

As a percentage of net sales, selling, general and administrative expenses increased to 6.3% in fiscal 2002, as a result of a reduction in net sales. In fiscal 2001 and fiscal 2000 these expenses were 5.6% and 5.5% of net sales, respectively. Interest expense increased in fiscal 2002 because of an increase in average borrowings under the Registrant's Revolving Credit and Term Loan Agreement. Net after-tax gains from the sale of stock acquired in the demutualization of insurance companies amounted to $997,000 in the second quarter and $501,000 in the third quarter of the current fiscal year.

The Registrant has been designated by the federal Environmental Protection Agency ("EPA") as a Potentially Responsible Party ("PRP") with respect to a dump site referred to as the Cemetery Dump Site located in Oakland County Michigan. The PRPs engaged a single transporter who illegally disposed of toxic and hazardous waste materials there in the late 1960s. While the Registrant denies it has engaged in disposing of any materials at this site, the Registrant together with other PRPs has actively participated in negotiations directed toward settlement of the EPA's claims. The EPA has performed a site cleanup but has not asserted claims against any of the identified PRPs which suggests that the evidence of involvement by such parties is weak.

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

DIVIDENDS

Cash dividends declared in fiscal year 2002 were $1.10 per share, $0.78 less than that declared in fiscal 2001 and $0.74 less than that declared in fiscal 2000. The Registrant declared a 5 for 4 stock split on December 8, 2000, payable as a stock dividend April 2, 2001. The dividend per share amounts have been adjusted to retroactively give effect to the stock split. The Board of Directors, in August, 2002, declared a $.10 per share quarterly dividend, and an extra dividend of $.70 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities approximated $11.7 million in fiscal 2002. This compares to $6.8 million in 2001 and $12.9 million in 2000. Capital expenditures for fiscal 2002 were $7.5 million, primarily related to the purchase of equipment and expansion of facilities in order to improve production efficiencies and enable the Registrant to meet increased future demand for its products. Capital expenditures in fiscal years 2001 and 2000 were $12.4 million and $10.0 million, respectively. Expenditures for additional equipment during fiscal 2003 are presently expected to approximate $6.8 million, of which $2.0 million had been committed as of June 30, 2002. These future capital expenditures are expected to be financed from cash generated from operations and additional borrowing capacity under the Revolving Credit and Term Loan Agreement.

Net cash used in financing activities was $4.1 million in fiscal 2002. This compares to $4.1 million provided by financing activities in fiscal 2001 and $6.3 million used in 2000. Fluctuations in these activities have been influenced principally by borrowings and repayments under the Registrant's Revolving Credit and Term Loan Agreement, payment of dividends and purchases of the Registrant's common stock.

On October 19, 2001, the Registrant extended its Revolving Credit and Term Loan Agreement by one year. The expiration date is October 31, 2004, and is renewable annually for an additional year. Borrowings up to $25 million and capital expenditures of $16 million annually are permitted. The Registrant has the option to convert borrowings under the facility to a term note through October 31, 2006. Payments under the term note, if the conversion option were exercised, would be made quarterly and could extend to October 31, 2006. Therefore, borrowings under the

Revolving Credit and Term Loan Agreement, which were $6,340,000 at June 30, 2002, and $6,735,000 at June 30, 2001, are classified as long-term debt.

Working capital at June 30, 2002 amounted to $20,410,000 as compared to working capital of $19,861,000 at June 30, 2001. The increase resulted primarily from an increase in inventories and accounts receivable.

As discussed in Note 5 to the financial statements, effective July 1, 1993, the Registrant adopted FASB Statement No. 106. As permitted by the Statement, the Registrant is amortizing the present value of future health care and life insurance benefits related to employees' past service ($17,967,000 at July 1, 1993) over a period of 20 years. The implementation of this accounting pronouncement has no impact on the Registrant's cash flows.

MARKET RISK

The Registrant's long-term debt is all at current interest rates and, therefore, approximates current value but is subject to changes in interest rates.

IMPACT OF INFLATION AND CHANGING PRICES

The Registrant passes increased costs on to customers, to the extent permitted by competition, by increasing sales prices whenever possible. In fiscal 2002, 2001 and 2000 the Registrant was unable to pass on cost increases incurred due to competitive pressures. Sales price increases in each of these years were insignificant.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Application of these accounting principles requires the Registrant's management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. The Registrant does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions pertaining to the accounting policies described below.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Registrant adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. As the Registrant does not have any amounts for goodwill or indefinite lived intangible assets on its balance sheets, the adoption of No. 142 has no effect on the earnings or the financial position of the Registrant.

INVESTMENTS AND MARKETABLE SECURITIES

The Registrant accounts for certain of its investments under FASB 115 as securities available-for-sale. Available for sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income or loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. The fair value of marketable securities is based on quoted market value.

The Registrant reviews its investments to determine if the value shows a decline that has been deemed other-than-temporary. Since June 30, 2001, there has been a broad decline in the public equity markets, including investments held by the Registrant. As a result, for the year ended June 30, 2002, the Registrant recorded a loss of $249,000 on equity investments as a result of declines in the fair market value of certain of its equity investments deemed to be other-than-temporary.

REVENUE RECOGNITION

The Registrant recognizes revenue from product sales upon transfer of title, which is generally upon shipment. An estimate of reserves is recorded for anticipated returns and credit memos which will be issued on sales recognized to date. The SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. The Registrant has concluded its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States and SAB No. 101.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience.

PRICE REDUCTIONS

As of June 30, 2002, all customer price reductions have been accounted for, therefore no amounts have been accrued.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost, determined by the last-in, first-out (LIFO) method, was used for certain raw material inventories; $967,000 and $1,221,000 at June 30, 2002 and 2001, respectively. The remaining inventories are costed using the first-in, first-out (FIFO) method. If inventories valued on LIFO had been valued at current cost, amounts reported at June 30 would have been increased by $497,000 and $636,000 in fiscal 2002 and 2001, respectively.

WORKERS' COMPENSATION RESERVE

The Registrant is self insured for workers' compensation claims. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using certain assumptions based on the Registrant's experience under this program. At June 30, 2002 and 2001, the Registrant accrued approximately $1,097,000 and $1,335,000, respectively, included in Payroll and employee benefits.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Registrant's market risk is limited to interest rate risk on the Revolving Credit and Term Loan Agreement and its lease-purchase obligation. At June 30, 2002, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STATEMENTS OF OPERATIONS
FEDERAL SCREW WORKS


                                                                                            Year Ended June 30,
                                                                                            -------------------

                                                                              2002                  2001                   2000
                                                                              ----                  ----                   ----

Net Sales                                                               $  95,496,398          $ 105,911,792          $ 121,811,494
Costs and expenses:
        Cost of products sold                                              84,834,236             93,277,594            103,307,106
        Selling, general and administrative                                 5,970,997              5,981,751              6,742,353
        Gain on sale of Steel Processing                                         --                     --               (2,501,122)
        Interest                                                              235,885                 49,386                 68,978
        Other income                                                       (2,116,115)              (269,925)              (498,774)
                                                                        -------------          -------------          -------------
                                                                           88,925,003             99,038,806            107,118,541
                                                                        -------------          -------------          -------------

EARNINGS BEFORE FEDERAL INCOME TAXES                                        6,571,395              6,872,986             14,692,953
Federal income taxes - Note 4:
        Current                                                             2,210,236              2,450,871              4,840,000
        Deferred (credit)                                                    (144,236)              (220,809)               100,565
                                                                        -------------          -------------          -------------
                                                                            2,066,000              2,230,062              4,940,565
                                                                        -------------          -------------          -------------

NET EARNINGS                                                            $   4,505,395          $   4,642,924          $   9,752,388
                                                                        =============          =============          =============
Average number of shares outstanding - after                                1,263,507              1,299,137              1,326,803
     adjustments for the five for four stock split                      =============          =============          =============


Net earnings per share - after  adjustments                             $        3.57          $        3.57          $        7.35
     for the five for four stock split                                  =============          =============          =============



See accompanying notes.

BALANCE SHEETS
FEDERAL SCREW WORKS


                                                                               JUNE 30
                                                                    2002                      2001
                                                                    ----                      ----
ASSETS

CURRENT ASSETS
Cash                                                         $     198,540                $      97,559
Accounts receivable                                             14,969,850                   13,825,686
Inventories - Note 1:
     Finished products                                           9,266,454                    8,592,041
     In-process products                                         6,753,775                    6,769,154
     Raw materials and supplies                                  1,506,574                    1,728,175
                                                             -------------                -------------
Total inventories                                               17,526,803                   17,089,370
Prepaid expenses and other                                         434,000                      659,644
Deferred income taxes - Note 4                                     815,516                      745,726
                                                             -------------                -------------
TOTAL CURRENT ASSETS                                            33,944,709                   32,417,985


OTHER ASSETS
Intangible asset                                                    96,145                      727,667
Cash value of life insurance                                     5,696,083                    5,565,805
Prepaid pension costs                                            7,209,849                    7,101,684
Miscellaneous                                                    3,004,809                    2,580,052
                                                             -------------                -------------
                                                                16,006,886                   15,975,208
Property, Plant and Equipment - Notes 2 and 3
Land                                                               552,150                      552,150
Buildings and improvements                                      14,166,282                   13,988,911
Machinery and equipment                                        102,007,086                   95,677,098
                                                             -------------                -------------
                                                               116,725,518                  110,218,159
     Less accumulated depreciation                             (63,996,888)                 (59,075,351)
                                                             -------------                -------------
                                                                52,728,630                   51,142,808
                                                             -------------                -------------
                                                             $ 102,680,225                $  99,536,001
                                                             =============                =============


FEDERAL SCREW WORKS


                                                                                    JUNE 30
                                                                       2002                      2001
                                                                       ----                      ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                 $   5,287,381             $   5,057,735
Payroll and employee benefits                                        5,770,297                 5,780,842
Dividend payable                                                       123,425                   129,857
Federal income taxes                                                   479,183                      --
Taxes, other than income taxes                                       1,804,132                 1,534,221
Other accrued liabilities                                               70,141                    54,102
                                                                 -------------             -------------

TOTAL CURRENT LIABILITIES                                           13,534,559                12,556,757

LONG-TERM LIABILITIES
Long-term debt - Note 2                                              6,340,000                 6,735,000
Deferred employee compensation - Note 5                              2,807,885                 2,632,874
Deferred income taxes - Note 4                                       1,867,347                 1,940,228
Employee benefits                                                    1,100,307                 1,021,290
Post-retirement benefits - Note 5                                   14,834,328                13,344,119
Other liabilities                                                      891,375                   850,031
                                                                 -------------             -------------
                                                                    27,841,242                26,523,542

STOCKHOLDERS' EQUITY - Notes 2 and 7
Common stock, $1 par value, authorized 2,000,000 shares,
      1,234,093 shares outstanding in 2002 (1,296,887
      in 2001)                                                       1,234,093                 1,296,887
Additional capital                                                   3,269,476                 3,269,476
Retained earnings                                                   56,902,914                56,001,953
Accumulated other comprehensive loss                                  (102,059)                 (112,614)
                                                                 -------------             -------------
                                                                    61,304,424                60,455,702
                                                                 -------------             -------------
                                                                 $ 102,680,225             $  99,536,001
                                                                 =============             =============


See accompanying notes.

STATEMENTS OF STOCKHOLDERS' EQUITY
FEDERAL SCREW WORKS

YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                                                                              ACCUMULATED
                                                                                                 OTHER
                                            COMMON          ADDITIONAL       RETAINED        COMPREHENSIVE
                                             STOCK           CAPITAL         EARNINGS            INCOME          TOTAL
                                        --------------------------------------------------------------------------------

BALANCES AT JULY 1, 1999                $  1,076,162     $  3,269,476     $ 48,411,426     $   (629,018)    $ 52,128,046
Net earnings for the year                                                    9,752,388                         9,752,388
Reduction of unrecognized pension
     costs, net of taxes                                                                        629,018          629,018
Change in unrealized loss on
    securities available - for-sale,
    Net of taxes                                                                                 (8,478)          (8,478)
                                                                                                            ------------
Total comprehensive income                                                                                    10,372,928
Purchase of 34,501 shares                    (34,501)                       (1,463,316)                       (1,497,817)
Cash dividends declared -
    $1.84 per share - as restated                                           (2,467,092)                       (2,467,092)
                                        ------------     -----------      ------------     ------------     ------------

BALANCES AT JUNE 30, 2000                  1,041,661        3,269,476       54,233,406           (8,478)      58,536,065
Net earnings for the year                                                    4,642,924                         4,642,924
Change in unrealized loss on
   securities available - for-sale,
   net of taxes                                                                                (104,136)        (104,136)
                                                                                                            ------------
Total comprehensive income                                                                                     4,538,788
Purchase of 5,189 shares                      (5,189)                         (167,038)                         (172,227)
Effect of stock split                        260,415                          (260,415)
Cash dividends declared -
    $1.88 per share - as restated                                           (2,446,924)                       (2,446,924)
                                        ------------     -----------      ------------     ------------     ------------

BALANCES AT JUNE 30, 2001                  1,296,887        3,269,476       56,001,953         (112,614)      60,455,702

Net earnings for the year                                                    4,505,395                         4,505,395
Change in unrealized loss on
   securities available - for-sale,
   net of taxes                                                                                  10,555           10,555
                                                                                                            ------------
Total comprehensive income                                                                                     4,515,950
Purchase of 62,794 shares                    (62,794)                       (2,201,970)                       (2,264,764)
Cash dividends declared -
    $1.10 per share                                                         (1,402,464)                       (1,402,464)
                                        ------------     -----------      ------------     ------------     ------------

BALANCES AT JUNE 30, 2002               $  1,234,093     $  3,269,476     $ 56,902,914     $   (102,059)    $ 61,304,424
                                        ============     ============     ============     ============     ============



( ) Denotes deduction.
See accompanying notes.

STATEMENTS OF CASH FLOWS
FEDERAL SCREW WORKS



                                                                                2002                  2001                 2000
                                                                                ----                  ----                 ----

OPERATING ACTIVITIES
   Net earnings                                                            $  4,505,395          $  4,642,924          $  9,752,388
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                                           5,933,491             5,131,266             4,916,814
      Increase in cash value of life insurance                                 (130,278)             (130,364)             (123,786)
      Change in deferred federal income taxes                                  (142,671)             (274,115)              417,000
      Employee and postretirement benefits                                    1,569,226             1,643,468             1,776,301
      Loss/(Gain) on sale of equipment                                           17,797                    -             (2,496,083)
      Deferred retirement benefits and other                                    325,509               135,732            (2,255,121)
      Changes in operating assets and liabilities:
         Accounts receivable                                                 (1,144,164)            3,132,566            (1,230,915)
         Inventories, prepaid expenses and other                               (211,788)           (2,341,591)             (234,264)
         Accounts payable and accrued expenses                                  977,802            (5,101,130)            2,376,734
                                                                           ------------          ------------          ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    11,700,319             6,838,756            12,899,068

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                   (7,541,710)          (12,404,868)           (9,977,646)
Proceeds from sale of property, plant and equipment                               4,600                 6,229             4,605,775
                                                                           ------------          ------------          ------------

NET CASH USED IN INVESTING ACTIVITIES                                        (7,537,110)          (12,398,639)           (5,371,871)

FINANCING ACTIVITIES
Additional borrowings (principal repayments)
   under bank credit agreement                                                 (395,000)            6,735,000            (2,100,000)
Principal payments on lease-purchase obligation                                    --                    --                (200,000)
Purchases of common stock                                                    (2,264,764)             (172,228)           (1,497,817)
Dividends paid                                                               (1,402,464)           (2,446,924)           (2,467,092)
                                                                           ------------          ------------          ------------
NET CASH PROVIDED BY (USED IN)                                               (4,062,228)            4,115,848            (6,264,909)
   FINANCING ACTIVITIES

INCREASE (DECREASE IN CASH)                                                     100,981            (1,444,035)            1,262,288
Cash at beginning of year                                                        97,559             1,541,594               279,306
                                                                           ------------          ------------          ------------
CASH AT END OF YEAR                                                        $    198,540          $     97,559          $  1,541,594
                                                                           ============          ============          ============




See accompanying notes

NOTES TO FINANCIAL STATEMENTS
FEDERAL SCREW WORKS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES: Inventories are stated at the lower of cost or market. Cost, determined by the last-in, first-out (LIFO) method, was used for certain raw material inventories, $967,000 and $1,221,000 at June 30, 2002 and 2001, respectively. The remaining inventories are costed using the first-in, first-out
(FIFO) method. If inventories valued on LIFO had been valued at current cost, amounts reported at June 30 would have been increased by $497,000 and $636,000 in 2002 and 2001, respectively.

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

INVESTMENTS: The Registrant has invested approximately $2,850,000 and $2,400,000 as of June 30, 2002 and 2001, respectively, which has been designated for payment of certain liabilities related to deferred compensation plans. These amounts were recorded in miscellaneous assets within the balance sheets. Approximately $1,161,000, $961,000, and $728,000 of the Registrant's investments were held in equity securities, debt securities, and short-term investments, respectively, as of June 30, 2002. Approximately $1,289,000, $728,000 and $383,000 of the Registrant's investments were held in equity securities, debt securities, and short-term investments, respectively, as of June 30, 2001. Debt securities are scheduled to mature beginning in December 2005 and ending in November 2012. In accordance with Statement of Financial Accounting Standards No. 115 ("FASB 115"), the Registrant has classified all investments as "available-for-sale" because they are freely tradable. As of June 30, 2002, the Registrant recorded a decrease in unrealized loss of $11,000, net of tax, from its investments, which is reflected in the statements of shareholders' equity.

Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity net of applicable income taxes. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

Management continually evaluates whether changes in the value of such investments should be considered other-than-temporary. Since June 30, 2001, there has been a broad decline in the public equity markets, including investments held by the Registrant. As a result, for the year ended June 30, 2002, the Registrant recorded a loss of $249,000 on equity investments as a result of declines in the fair market value of certain of its equity investments deemed to be other-than-temporary.

REVENUE RECOGNITION: The Registrant recognizes revenue when title to goods transfer, generally when goods are shipped to the customer.

OTHER INCOME: Included in other income is $2,180,000 as a result of the sale of stock acquired in connection with the demutualization of insurance companies.

FAIR VALUE OF FINANCIAL INSTRUMENTS: At June 30, 2002, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value.

NET INCOME PER COMMON SHARE: Net income per common share is based on weighted average number of common shares outstanding of 1,263,507 in 2002; 1,299,137 in 2001 and 1,326,803 in 2000.

RECLASSIFICATION: Certain items in the prior year financial statements have been reclassified to conform to the presentation used in 2002.

FEDERAL SCREW WORKS


USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ form those estimates.

NOTE 2 - DEBT

Long-term debt at June 30 consists of the following:


                                                           2002                       2001
                                                           ----                       ----

Revolving credit note payable to bank                   $6,340,000                 $6,735,000

Less current maturities                                          0                          0
                                                        ----------                 ----------
                                                        $6,340,000                 $6,735,000
                                                        ==========                 ==========


The Registrant has a $25,000,000 revolving credit and term loan agreement with a bank. The Registrant has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2004, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly commencing three months following conversion until maturity of the term note on October 31, 2006. Interest (3.125% at June 30, 2002) on outstanding borrowings is determined based on the prime rate, or at the Registrant's option, an alternative variable market rate. The Registrant also pays a commitment fee of 3/8% on the unused portion of the revolving credit.

The Registrant is in compliance with covenants of the revolving credit and term loan agreement including the requirements to meet certain financial ratios.

Interest paid by the Registrant during fiscal 2002, fiscal 2001 and fiscal 2000 aggregated $353,000, $372,000, and $69,000, respectively. Interest capitalized into property, plant and equipment in fiscal 2002 and 2001 was $169,000 and $359,000, respectively.

NOTE 3 - LEASES AND OTHER COMMITMENTS

At June 30, 2002, the aggregate minimum rental commitments for various noncancelable operating leases with initial terms of one year or more are as follows:

                                                          OPERATING
YEAR ENDING JUNE 30                                       LEASES
-------------------                                       ------

2003                                                      $  993,000
2004                                                         701,000
2005                                                         447,000
2006                                                         360,000
2007                                                         310,000
Thereafter                                                   404,000
----------                                                -----------
Total minimum lease payments                              $3,215,000
                                                          ==========

FEDERAL SCREW WORKS


Total rent expense was $1,190,000 in fiscal 2002, $1,137,000 in fiscal 2001, and $1,174,000 in fiscal 2000.

Costs committed to complete the expansion of existing plant facilities and the purchase of machinery and equipment approximated $2,014,000 at June 30, 2002.

NOTE 4 - FEDERAL INCOME TAXES

A reconciliation of the federal income tax provision to the amount computed by applying the applicable statutory federal income tax rate (34% in 2002, and in 2001 and 35% in 2000) to earnings before federal income taxes follows:


                                                    2002                  2001                  2000
                                                    ----                  ----                  ----

Computed amount                                  $2,233,000            $2,337,000           $5,143,000
Life insurance policies                             (78,000)              (82,000)             (79,000)
Other                                               (89,000)              (25,000)            (123,000)
                                                 ----------            ----------           ----------

Total federal income tax provision               $2,066,000            $2,230,000           $4,941,000
                                                 ==========            ==========           ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Registrant`s deferred tax liabilities and assets as of June 30, 2002 and 2001 are as follows:


                                               2002           2001
                                               ----           ----

Deferred tax liabilities:
   Accelerated tax depreciation              $5,969,000  $5,407,000
   Other                                         32,000      71,000
                                             ----------  ----------

   Total deferred tax liabilities            $6,001,000  $5,478,000
                                             ----------  ----------

Deferred tax assets:
   Employee benefits                          4,729,000   4,118,000
   Inventory                                    220,000     168,000
                                             ----------  ----------

   Total deferred tax assets                  4,949,000   4,286,000
                                             ----------  ----------

   Net deferred tax liabilities              $1,052,000  $1,192,000
                                             ==========  ==========



Income taxes paid by the Registrant during fiscal 2002, fiscal 2001, and fiscal 2000 totalled $1,755,000, $2,585,000, and $5,386,000, respectively.

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

FEDERAL SCREW WORKS


In addition to providing pension benefits, the Registrant provides certain health care and life insurance benefits for retired employees. Substantially all of the Registrant's employees may become eligible for those benefits if they reach normal retirement age while working for the Registrant. The benefits are provided through certain insurance companies.

The following tables set forth various information about the plans as of and at the March 31, 2002 and 2001 measurement dates:


COMPONENTS OF NET PERIODIC BENEFIT COST ARE:



                                                       PENSION                                          POSTRETIREMENT
                                                       BENEFITS                                            BENEFITS

------------------------------------------------------------------------------------------------------------------------------------

                                            2002            2001            2000             2002            2001            2000
                                            ----            ----            ----             ----            ----            ----


Service Cost                         $    749,000     $    777,000     $    782,000     $    490,000    $    531,000    $    547,000
Interest Cost                           1,773,000        1,765,000        1,643,000        1,543,000       1,525,000       1,479,000
Expected return
   on assets                           (2,043,000)      (2,069,000)      (1,911,000)
Amortization of
  transition obligation                   166,000          166,000          166,000          898,000         898,000         898,000
Amortization of prior
  service cost                            197,000          197,000          179,000
Amortization of
  unrecognized net loss                   132,000           80,000           52,000
------------------------------------------------------------------------------------------------------------------------------------

Net periodic benefit cost            $    974,000     $    916,000     $    911,000     $  2,931,000    $  2,954,000    $  2,924,000
                                     ============     ============     ============     ============    ============    ============

====================================================================================================================================


CHANGES IN BENEFIT OBLIGATION ARE:

                                                                       PENSION                             POSTRETIREMENT
                                                                       BENEFITS                               BENEFITS

------------------------------------------------------------------------------------------------------------------------------------
                                                              2002                2001                 2002                 2001
                                                              ----                ----                 ----                 ----

------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at beginning of year                 $ 25,142,000         $ 24,771,000         $ 21,992,000         $ 21,701,000
Service cost                                                 749,000              777,000              490,000              531,000
Interest cost                                              1,773,000            1,765,000            1,543,000            1,525,000
Plan amendments                                              135,000              241,000                    -                    -
Actuarial gain                                              (419,000)            (677,000)            (794,000)            (424,000)
Benefits paid                                             (1,255,000)          (1,735,000)          (1,426,000)          (1,341,000)

------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                       $ 26,125,000         $ 25,142,000         $ 21,805,000         $ 21,992,000
                                                        ============         ============         ============         ============

====================================================================================================================================

FEDERAL SCREW WORKS


CHANGES IN PLAN ASSETS ARE:


                                                                            PENSION                              POSTRETIREMENT
                                                                            BENEFITS                                BENEFITS
------------------------------------------------------------------------------------------------------------------------------------

                                                                  2002                      2001                2002            2001
                                                                  ----                      ----                ----            ----
------------------------------------------------------------------------------------------------------------------------------------
Fair value of assets
  at beginning of year                                       $ 26,299,000              $ 27,004,000              $-              $-
Actual return on assets                                           936,000                   382,000              --              --
Employer contribution                                           1,055,000                   648,000              --              --
Benefits paid                                                  (1,255,000)               (1,735,000)             --              --
------------------------------------------------------------------------------------------------------------------------------------
Fair value of assets at end of year                           $27,035,000               $26,299,000              $ -             $ -
                                                              ===========               ===========              ==              ==

====================================================================================================================================


FUNDED STATUS OF THE PLANS ARE:

                                                                         PENSION                           POSTRETIREMENT
                                                                         BENEFITS                             BENEFITS
------------------------------------------------------------------------------------------------------------------------------------
                                                                 2002               2001                2002               2001
                                                                 ----               ----                ----               ----

------------------------------------------------------------------------------------------------------------------------------------
Funded status at end of year
  (underfunded)                                            $    910,000        $  1,157,000        $(21,805,000)       $(21,992,000)
Unrecognized transition (assets)/obligation                    (233,000)            (94,000)          9,882,000          10,596,000
Unrecognized prior service cost                               1,841,000           1,903,000                  -                   -
Unrecognized net (gain)/loss                                  4,692,000           4,136,000          (2,742,000)         (1,948,000)

------------------------------------------------------------------------------------------------------------------------------------
Prepaid/(accrued) benefit cost                             $  7,210,000        $  7,102,000        $(14,665,000)       $(13,344,000)
                                                           ============        ============        ============        ============

====================================================================================================================================


In accounting for pension plans, the Registrant used a discount rate of 7.25% in 2002 and 2001, a 5% rate of increase in compensation, and an 8% expected rate of return on assets. Plan assets for these plans consist principally of fixed income instruments, equity securities and participation in insurance company contracts.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation at June 30, 2002 and 2001 was 7.25%.

For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2002. The rate was assumed to decrease gradually to 5.5% for 2005 and remain at that level thereafter. Assumed health care cost trends have a significant effect on the amounts reported for the health care plan. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 2002 and 2001 by $2,302,000 and $2,312,000, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended June 30, 2002 and 2001 by $256,000 and $271,000, respectively.

The Registrant sponsors a supplemental executive retirement plan which covers certain executives of the Registrant. The net periodic pension expense for the plan was $807,000 and $771,000 in fiscal 2002 and 2001 respectively. The actuarial present value of vested benefit obligations approximated $2,607,000 at June 30, 2002 and $2,372,000 at

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FEDERAL SCREW WORKS

June 30, 2001, respectively. The Registrant has invested $2,329,000 as of June 30, 2002 to cover obligations of the plan.

The Registrant sponsors a retirement plan for directors who are not employees of the Registrant. The net periodic pension expense for the plan was $41,000 in fiscal 2002, $47,000 in fiscal 2001, and $79,000 in fiscal 2000. The actuarial present value of vested benefit obligations approximated $932,000 at June 30, 2002 and $891,000 at June 30, 2001. The plan is currently not fully funded.

NOTE 6 - INDUSTRY INFORMATION

Approximately 91% of the Registrant's net sales in fiscal 2002 and 85% in fiscal 2001 were made either directly or indirectly to automotive companies.

Customers comprising 10% or greater of the Registrant's net sales are summarized as follows:

                                                                    2002                  2001
                                                                    ----                  ----

           Ford Motor Company                                        35%                   37%
           General Motors Corporation                                13%                   15%
           All Others                                                52%                   48%
                                                                     ---                   ---
                                                                    100%                  100%


NOTE 7 - LITIGATION

The Registrant is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that their outcome will not have a significant effect on the Registrant's financial statements.

NOTE 8 -- FOREIGN SALES

Approximately 10% of the Registrant's sales are to Canadian customers. All sales terms provide for settlement in U.S. dollars.

                         Report of Independent Auditors

Board of Directors
Federal Screw Works

We have audited the accompanying balance sheets of Federal Screw Works as of June 30, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Screw Works at June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                           /s/ Ernst & Young LLP

Detroit, Michigan
August 8, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              Inapplicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information is contained under the captions "Election of Directors," "Security Ownership of Management," and "Compliance with Section 16(a) of the Exchange Act" in the Registrant's Proxy Statement dated September 24, 2002 and is incorporated herein by reference.

         The following information supplements the information provided on pages 1 through 3 in the Registrant's Proxy Statement dated September 24, 2002 which is incorporated herein by reference.




            NAME                                  POSITION                                     AGE
            ----                                  --------                                     ---

      John M. O'Brien         Vice President-Sales and Marketing since 1986;                    52
                              Vice President-General Sales Manager, 1984 to
                              1986; General Sales Manager, 1982 to 1984;
                              Sabbatical at Stanford University Business School,
                              1981 to 1982; Sales Representative, 1975 to 1981.


      Jeffrey M. Harness      Vice President of Boyne City Division (since 2001)                 46
                              and Vice President and General Manager of Chelsea
                              and Brighton Divisions since 1994; Vice President
                              and General Manager - Chelsea Division, 1992 to
                              1994; General Manager - Chelsea Division, 1985 to
                              1992; Sales Manager - Chelsea Division, 1984 to
                              1985; Sales Representative, 1982 to 1984;
                              Management Trainee, 1981 to 1982; Chelsea Division
                              Junior Buyer, 1980 to 1981.



ITEM 11.  EXECUTIVE COMPENSATION

         Information is contained under the captions "Director's Remuneration and Committees of the Board" and "Officer Compensation Policy" in the Registrant's Proxy Statement dated September 24, 2002 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information is contained under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Registrant's Proxy Statement dated September 24, 2002 and is incorporated herein by reference.

         The Registrant does not have any compensation plans under which equity securities of the Registrant are authorized for issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information is contained under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement dated September 24, 2002 and is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.


(a) Documents filed with this Report or incorporated herein by reference are as follows.

         (1) Financial Statements. The following financial statements of the Registrant and Report of Independent Public Accountants are contained in "Item 8 Financial Statements and Supplementary Data."


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                  FINANCIAL STATEMENTS

                         - Statements of Operations for the years ended June 30,
                           2002, 2001 and 2000

                         - Statements of Cash Flows for the years ended June 30,
                           2002, 2001, and 2000

                         - Balance sheets as of June 30, 2002 and 2001

                         - Statements of Stockholders' equity for the years
                           ended June 30, 2002, 2001 and 2000

                  NOTES TO FINANCIAL STATEMENTS

         (2) Financial Statement Schedules. The following financial statement schedule is filed with this report, and appears on page 26

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

3.2 Registrant's By-Laws, as amended on August 29, 2002 -are filed as an exhibit to this Form 10-K.

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

10.2+        Supplemental retirement agreement between the Registrant and Hugh
             G. Harness, a director and past President of the Registrant, dated December 21, 1978 and amended pursuant to an Amendment to Agreement dated October 23, 1986, as amended by an Agreement providing for the retirement and consultation of and by Mr. Harness and the Registrant dated January 7, 1994, was filed as an exhibit to Registrant's 1994 Form 10-K, and is incorporated herein by reference.

10.3 Agreement providing for the retirement and consultation of and by Mr. Harness and the Registrant dated January 7, 1994, as amended on October 25, 2001- is filed as an exhibit to this Form 10-K.

10.4+ Indemnity agreement effective September 24, 1986, which exists between the Registrant and each director, was filed as an exhibit to Registrant's 1992 Form 10-K, and is incorporated herein by reference.

10.5 Lease agreement between the Registrant and Safran Development, L.L.C. for the lease of the 2nd floor of 20229 Nine Mile Road, St. Clair Shores, Michigan, effective October 26, 1999, was previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1999, and is incorporated herein by reference.

10.6+ Retirement Plan for Outside Directors as amended and restated, filed as an exhibit to the Registrant's 1995 Form 10-K and incorporated herein by reference.

10.7+ Supplemental Executive Retirement Plan dated July, 1998, filed as an exhibit to the Registrant's 1998 Form 10-K and incorporated herein by reference.

99 Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.


(b) No reports on Form 8-K have been filed by Registrant during the last quarter of the period covered by this Report.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


DESCRIPTION                     BALANCE AT      ADDITIONS        ADDITIONS        DEDUCTIONS -       BALANCE AT
                                 BEGINNING         (1)              (2)             DESCRIBE        END OF PERIOD
                                 OF PERIOD      CHARGED TO       CHARGED TO
                                                COSTS AND      OTHER ACCOUNTS
                                                 EXPENSES        - DESCRIBE


-----------------------------------------------------------------------------------------------------------------------------
Valuation allowance for
accounts receivable:
Year ended June 30, 2002        $    50,000    $        -                                          $      50,000
Year ended June 30, 2001             50,000             -                                                 50,000
Year ended June 30, 2000             50,000             -                                                 50,000

  Valuation allowance for
   inventories:
Year ended June 30, 2002        $   325,000    $      85,000                  $     150,000(A)     $     260,000
Year ended June 30, 2001            180,000          239,000                         94,000(A)           325,000
Year ended June 30, 2000            167,000           38,000                         25,000(A)           180,000



(A) Unsalable inventories charged off; corresponding reduction of allowance.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FEDERAL SCREW WORKS
                                      (Registrant)



                                      By: /s/ W. T. ZurSchmiede, Jr.
                                          --------------------------------------
                                              W. T. ZurSchmiede, Jr.
                                              Chairman, Chief Financial Officer,
                                              Secretary and Treasurer

Date:    September 24, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Wade C. Plaskey
--------------------------------------------              September 24, 2002
Wade C. Plaskey
Corporate Controller
(Principal Accounting Officer)

/s/ Thomas W. Butler, Jr.
--------------------------------------------              September 24, 2002
Thomas W. Butler, Jr.
Director

/s/ Frank S. Galgan
--------------------------------------------              September 24, 2002
Frank S. Galgan
Director

/s/ Hugh G. Harness
--------------------------------------------              September 24, 2002
Hugh G. Harness
Director

/s/ F.D. Tennent
--------------------------------------------              September 24, 2002
F.D. Tennent
Director

/s/ W. T. ZurSchmiede, Jr.
--------------------------------------------              September 24, 2002
W. T. ZurSchmiede, Jr.
Director

/s/ Robert F. ZurSchmiede
--------------------------------------------              September 24, 2002
Robert F. ZurSchmiede
Director

/s/ Thomas ZurSchmiede
--------------------------------------------              September 24, 2002
Thomas ZurSchmiede
Director

                                 CERTIFICATIONS

         CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

         I, Thomas ZurSchmiede, certify that:

         1) I have reviewed this Annual Report on Form 10-K of Federal Screw Works;

         2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operation and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.

         Date: September 24, 2002

                               /s/ Thomas ZurSchmiede
                               -------------------------------------------------
                               Thomas ZurSchmiede, President and Chief Executive Officer - Principal Executive Officer


         CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

         I, W.T. ZurSchmiede, Jr., certify that:

         1) I have reviewed this Annual Report on Form 10-K of Federal Screw Works;

         2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operation and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.

         Date: September 24, 2002

                               /s/ W.T. ZurSchmiede
                               -------------------------------------------------
                               W.T. ZurSchmiede, Jr., Chairman of the Board, Chief Financial Officer, Secretary and Treasurer Principal Financial Officer

                                  EXHIBIT INDEX

3.1 Registrant's Articles of Incorporation, were filed as an exhibit to the Registrant's 1994 Form 10-K, and are incorporated herein by reference.

3.2 Registrant's By-Laws, as amended on August 29, 2002 -are filed as an exhibit to this Form 10-K.

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

10.2+        Supplemental retirement agreement between the Registrant and Hugh
             G. Harness, a director and past President of the Registrant, dated December 21, 1978 and amended pursuant to an Amendment to Agreement dated October 23, 1986, as amended by an Agreement providing for the retirement and consultation of and by Mr. Harness and the Registrant dated January 7, 1994, was filed as an exhibit to Registrant's 1994 Form 10-K, and is incorporated herein by reference.

10.3 Agreement providing for the retirement and consultation of and by Mr. Harness and the Registrant dated January 7, 1994, as amended on October 25, 2001- is filed as an exhibit to this Form 10-K.

10.4+ Indemnity agreement effective September 24, 1986, which exists between the Registrant and each director, was filed as an exhibit to Registrant's 1992 Form 10-K, and is incorporated herein by reference.

10.5 Lease agreement between the Registrant and Safran Development, L.L.C. for the lease of the 2nd floor of 20229 Nine Mile Road, St. Clair Shores, Michigan, effective October 26, 1999, was previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1999, and is incorporated herein by reference.

10.6+ Retirement Plan for Outside Directors as amended and restated, filed as an exhibit to the Registrant's 1995 Form 10-K and incorporated herein by reference.

10.7+ Supplemental Executive Retirement Plan dated July, 1998, filed as an exhibit to the Registrant's 1998 Form 10-K and incorporated herein by reference.

99 Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.