Form 10-Q
period 2002-09-30
FEDERAL SCREW WORKS
filed 2002-11-15
CIK 34908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549




                                    FORM 10-Q


(Mark One)
                  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

For the period ended             SEPTEMBER 30, 2002
                      ----------------------------------------------------------

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


                               FEDERAL SCREW WORKS
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Michigan                                  38-0533740
-------------------------------------------------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


  20229 Nine Mile Road, St. Clair Shores, Michigan              48080
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, and area code         (586) 443-4200
                                             -----------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing require-ments for the past 90 days.

                            YES   X      NO
                                -----       -----



At September 30, 2002, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,213,993 shares of such common stock outstanding at that time.



                                   (continued)

Part I  FINANCIAL INFORMATION



                               FEDERAL SCREW WORKS
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)


                                                                          Sept. 30               June 30
                                                                            2002                   2002
                                                                         --------                --------
                                  ASSETS
Current Assets:

  Cash ..................................................                $    248                $    199

  Accounts Receivable, Less Allowance of $50 ............                  15,088                  14,970


  Inventories:
    Finished Products ...................................                   8,666                   9,266
    In-Process Products .................................                   6,919                   6,754
    Raw Materials And Supplies ..........................                   1,600                   1,507
                                                                         --------                --------
                                                                           17,185                  17,527

  Prepaid Expenses And Other ............................                   1,485                     434
  Deferred Income Taxes .................................                     824                     815
                                                                         --------                --------

     Total Current Assets ...............................                  34,830                  33,945


Other Assets:

  Intangible Pension Asset ..............................                      96                      96
  Cash Value Of Life Insurance ..........................                   5,729                   5,696
  Prepaid Pension Cost ..................................                   7,232                   7,210
  Miscellaneous .........................................                   3,273                   3,005
                                                                         --------                --------

  Total Other Assets ....................................                  16,330                  16,007

Property, Plant And Equipment ...........................                 118,220                 116,725
  Less Accumulated Depreciation .........................                  65,595                  63,997
                                                                         --------                --------

  Net Properties ........................................                  52,625                  52,728
                                                                         --------                --------

Total Assets ............................................                $103,785                $102,680
                                                                         ========                ========

                                                                       Sept 30                June 30
                                                                        2002                    2002
                                                                     ---------               ---------
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable .........................................         $   4,374               $   5,288
  Payroll And Employee Benefits ............................             3,338                   5,770
  Dividends Payable ........................................               975                     124
  Federal Income Taxes .....................................               119                     479
  Taxes, Other Than Income Taxes ...........................             1,420                   1,804
  Other Accrued Liabilities ................................                91                      70
                                                                     ---------               ---------

     Total Current Liabilities .............................            10,317                  13,535

Long Term Liabilities:
  Long-Term Debt ...........................................            11,615                   6,340
  Deferred Employee Compensation ...........................             2,808                   2,808
  Postretirement Benefits Other Than Pensions ..............            15,255                  14,834
  Deferred Income Taxes ....................................             1,843                   1,867
  Employee Benefits ........................................             1,064                   1,100
  Other Liabilities ........................................               900                     892
                                                                     ---------               ---------

     Total Long-Term Liabilities ...........................            33,485                  27,841


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares;  1,213,993 Shares Outstanding at
  September 30, 2002 and 1,234,093 at June 30, 2002  .......             1,214                   1,234
  Additional Capital .......................................             3,269                   3,269
  Retained Earnings ........................................            55,602                  56,903
  Accumulated Other Comprehensive Loss .....................              (102)                   (102)
                                                                     ---------               ---------

     Total Stockholders' Equity ............................            59,983                  61,304
                                                                     ---------               ---------

Total Liabilities and Stockholders' Equity .................         $ 103,785               $ 102,680
                                                                     =========               =========


See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (Thousands of Dollars, Except Per Share)






                                                                  Three Months Ended    Three Months Ended
                                                                      September 30          September 30
                                                                         2002                  2001
                                                                  ------------------    ------------------
Net Sales .......................................................      $23,180                   $21,518

Costs And Expenses:

   Cost of Products Sold ........................................       20,818                    20,041

   Selling And Administrative Expenses ..........................        1,542                     1,329

   Interest Expense .............................................           64                        37

   Other Expenses (Income) ......................................           68                        56
                                                                       -------                   -------

      Total Costs and Expenses ..................................       22,492                    21,463
                                                                       -------                   -------

Earnings Before Federal
   Income Taxes .................................................          688                        55

Federal Income Taxes ............................................          227                        18
                                                                       -------                   -------

Net Earnings ....................................................      $   461                   $    37
                                                                       =======                   =======
Per Share Of Common Stock:

Basic and Diluted Earnings Per Share ............................      $  0.38                   $  0.03
                                                                       =======                   =======

Cash Dividends Declared Per Share ...............................      $  0.80                   $  0.80
                                                                       =======                   =======

See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)



                                                                                   Three Months
                                                                                      Ended
                                                                                    September 30
                                                                                    ------------
                                                                            2002                   2001
                                                                            ----                   ----
Operating Activities
  Net Earnings ...................................................         $   461                $    37

  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation ...............................................           1,598                  1,367
      Increase In Cash Value of Life Insurance ...................             (33)                   (32)
      Change In Deferred Income Taxes ............................             (33)                  (185)
      Employee Benefits ..........................................             (36)                   (20)
      Other ......................................................             138                    486
    Changes In Operating Assets And Liabilities:
      Accounts Receivable ........................................            (118)                 1,514
      Inventories And Prepaid Expenses ...........................            (709)                    87
      Accounts Payable And Accrued Expenses ......................          (4,069)                (2,655)
                                                                           -------                -------

Net Cash Provided By (Used In) Operating Activities ..............          (2,801)                   599

Investing Activities
  Purchases of Property, Plant And Equipment-Net .................          (1,495)                (2,304)
                                                                           -------                -------

Net Cash Used In Investing Activities ............................          (1,495)                (2,304)

Financing Activities
  Additional Borrowings Under Bank Credit Agreement ..............           5,275                  2,830
  Purchase of Common Stock .......................................            (807)                  (906)
  Dividends Paid .................................................            (123)                  (130)
                                                                           -------                -------

Net Cash Provided By Financing Activities ........................           4,345                  1,794
                                                                           -------                -------

Increase In Cash .................................................              49                     89

Cash At Beginning Of Period ......................................             199                     98
                                                                           -------                -------

Cash At End Of Period ............................................         $   248                $   187
                                                                           =======                =======

See Accompanying Notes.

                               FEDERAL SCREW WORKS
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Application of these accounting principles requires the Company's management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions pertaining to the accounting policies described below. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2002, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2003.



NOTE B - DEBT

On October 7, 2002, Comerica Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2005, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2007. As of September 30, 2002, there was $11,615,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.



NOTE C - DIVIDENDS

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS: Net sales for the Company's first quarter ended September 30, 2002, increased $1,662,000, or 7.7%, compared with net sales for the first quarter of the prior year. The increase is attributable mainly to the increase in North American automotive production compared to the prior year. Also the first quarter ended September 30, 2001, was adversely affected by the events of September 11, 2001.

Gross profit for the three month period ended September 30, 2002, increased $885,000, or 59.9%, as compared with the first quarter of the prior year. The increase is attributable mainly to the increase in North American automotive sales and production.

Selling and administrative expenses increased $213,000, or 16.0%, for the first quarter ended September 30, 2002, as compared with the first quarter of the prior year. The increase is mainly attributable to increases in compensation and related expenses.
                                      - 6 -

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

DIVIDENDS: The Board of Directors, in August 2002, declared a $.10 per share quarterly dividend, and an extra $.70 per share dividend, both payable October 1, 2002, to shareholders of record September 6, 2002.

LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $4,102,000 from $20,411,000 at June 30, 2002, to $24,513,000 at September 30, 2002. The increase is mainly attributable to the reduction in accounts payable, and payroll and employee benefits.

At September 30, 2002, the Company had available $13,385,000 under its bank credit agreement.

Capital expenditures for the three month period ended September 30, 2002, were approximately $1.5 million, and, for the year, are expected to approximate $6.8 million, of which approximately $3.9 million has been committed as of September 30, 2002.

There have been no material changes concerning environmental matters since those reported in the Registrant's Report on Form 10-K for the fiscal year ended June 30, 2002.


FORWARD LOOKING STATEMENTS: The foregoing discussion and analysis with regard to the Registrant's expected capital expenditures contains a "forward looking statement" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various uncertainties, including the loss of, or reduction in business with, the Company's principal customers, work stoppages, strikes and slowdowns at the Company's facilities and those of its customers; adverse changes in economic conditions generally and those of the automotive industry, specifically.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is limited to interest rate risk on its revolving credit and term loan agreement. At September 30, 2002, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material.


Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         The information set forth at the conclusion of the Liquidity and Capital Resources discussion in Item 2 of Part I concerning environmental matters is incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 10.1. One year extension of Revolving Credit and Term Loan Agreement by and between Registrant and Comerica Bank dated October 7, 2002.

         (b) A Form 8-K Report was filed on September 27, 2002, to furnish the SEC the certifications of the Company's Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002 relating to the Company's Annual Report on Form 10-K filed the same day.

         (c) There were no unusual charges or credits to income, nor a change in independent accountants.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Federal Screw Works
                                    ---------------------------------



Date   November 14, 2002             /s/ W.T. ZurSchmiede, Jr.
      -------------------           ------------------------------
                                    W. T. ZurSchmiede, Jr.
                                    Chairman of the Board
                                    and Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

     I, Thomas ZurSchmiede, certify that:

     1)   I have reviewed this Quarterly Report on Form 10-Q of Federal Screw
Works;

     2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operation and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report.

     4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the Registrant particularly during the period in which this Quarterly Report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report; and

          c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

     5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

     6) The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                /s/ Thomas ZurSchmiede
                                ________________________________________________
                                Thomas ZurSchmiede, President and Chief
                                Executive Officer -- Principal Executive Officer

Date: November 14, 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

     I, W.T. ZurSchmiede, Jr. certify that:

     1)   I have reviewed this Quarterly Report on Form 10-Q of Federal Screw
Works;

     2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operation and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report.

     4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the Registrant particularly during the period in which this Quarterly Report is begin prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report; and

          c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

     5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

     6) The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   /s/ W.T. ZurSchmiede, Jr.
                                   ----------------------------------
                                   W.T. ZurSchmiede, Jr., Chairman of the Board, Chief Financial Officer, Secretary and Principal Financial Officer

Date: November 14, 2002

Exhibit Index:

         Exhibit 10.1.        One Year Extension of Revolving Credit and
                              Term Loan Agreement By And Between Registrant and Comerica Bank Dated October 7, 2002.