Form 10-Q
period 2002-12-31
FEDERAL SCREW WORKS
filed 2003-02-14
CIK 34908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549




                                    FORM 10-Q


(Mark One)
                  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

For the period ended             DECEMBER 31, 2002
                      ---------------------------------------------------------

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


                               FEDERAL SCREW WORKS
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Michigan                                     38-0533740
--------------------------------------------------------------------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification No.)



  20229 Nine Mile Road, St. Clair Shores, Michigan          48080
-------------------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, and area code         (586) 443-4200
                                             -----------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing require-
ments for the past 90 days.                 YES   X      NO
                                                -----       -----


At December 31, 2002, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,185,493 shares of such common stock outstanding at that time.



                                   (continued)

Part I  FINANCIAL INFORMATION





                               FEDERAL SCREW WORKS
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)

                                                        Dec. 31     June 30
                                                          2002        2002
                                                        -------     -------
                                     ASSETS
Current Assets:
  Cash............................................      $   176     $   199

  Accounts Receivable, Less Allowance of $50......       13,007      14,970


  Inventories:
    Finished Products.............................        8,134       9,266
    In-Process Products...........................        6,288       6,754
    Raw Materials And Supplies....................        1,546       1,507
                                                        -------     -------
                                                         15,968      17,527

  Prepaid Expenses And Other Current Accounts.....          390         434
  Deferred Income Taxes...........................          847         815
                                                        -------     -------

     Total Current Assets.........................       30,388      33,945


Other Assets:

  Intangible Asset................................           96          96
  Cash Value Of Life Insurance....................        5,761       5,696
  Prepaid Pension Cost............................        7,138       7,210
  Miscellaneous...................................        2,825       3,005
                                                        -------     -------

     Total Other Assets...........................       15,820      16,007

Property, Plant And Equipment.....................      118,983     116,725
  Less Accumulated Depreciation...................       67,009      63,997
                                                        -------     -------

  Net Properties..................................       51,974      52,728
                                                        -------     -------

Total Assets......................................      $98,182    $102,680
                                                        =======    ========

                                                          Dec. 31     June 30
                                                            2002        2002
                                                           ------      ------
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable....................................... $ 3,836    $  5,287
  Payroll And Employee Benefits..........................   3,717       5,770
  Dividends Payable......................................     119         124
  Federal Income Taxes...................................      99         479
  Taxes, Other Than Income Taxes.........................   1,701       1,804
  Accrued Pension Contributions..........................     168           0
  Other Accrued Liabilities..............................      99          70
                                                          -------    --------

     Total Current Liabilities...........................   9,739      13,534

Long Term Liabilities:
  Long-Term Debt.........................................   7,885       6,340
  Deferred Employee Compensation.........................   2,353       2,808
  Postretirement Benefits Other Than Pensions............  15,673      14,834
  Deferred Income Taxes..................................   1,854       1,867
  Employee Benefits......................................   1,030       1,100
  Other Liabilities......................................     909         892
                                                          -------    --------

     Total Long-Term Liabilities.........................  29,704      27,841


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares; 1,185,493 Shares Outstanding
  at December 31, 2002 and 1,234,093 at June 30, 2002....   1,185       1,234
  Additional Capital.....................................   3,270       3,270
  Retained Earnings......................................  54,452      56,903
  Accumulated Other Comprehensive Loss...................    (168)       (102)
                                                          -------    --------

     Total Stockholders' Equity..........................  58,739      61,305
                                                          -------    --------

Total Liabilities and Stockholders' Equity............... $98,182    $102,680
                                                          =======    ========



See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (Thousands of Dollars, Except Per Share)


                                                                   Three Months Ended             Six Months Ended
                                                                       December 31                   December 31
                                                                   2002           2001           2002           2001
                                                                   ----           ----           ----           ----
Net Sales.....................................................   $22,990        $22,243        $46,170        $43,761

Costs And Expenses:

   Cost of Products Sold......................................    21,190         21,216         42,008         41,257

   Selling And Administrative Expenses........................     1,479          1,641          3,021          2,970

   Interest Expense ..........................................        68             72            132            109

   Other Expenses (Income)....................................        72         (1,357)           140         (1,301)
                                                                 -------        -------        -------        -------

      Total Costs and Expenses................................    22,809         21,572         45,301         43,035
                                                                 -------        -------        -------        -------
Earnings Before Federal
   Income Taxes...............................................       181            671            869            726

Federal Income Taxes .........................................        59            229            286            247
                                                                 -------        -------        -------        -------
Net Earnings..................................................   $   122        $   442        $   583        $   479
                                                                 =======        =======        =======        =======


Per Share Of Common Stock:

Basic and Diluted Earnings Per Share..........................   $  0.10        $  0.34        $  0.48        $  0.37
                                                                 =======        =======        =======        =======
Cash Dividends Declared Per Share.............................   $  0.10        $  0.10        $  0.90        $  0.90
                                                                 =======        =======        =======        =======




See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

                                                                                            Six  Months
                                                                                               Ended
                                                                                            December 31
                                                                                          2002       2001
                                                                                          ----       ----
Operating Activities
  Net Earnings....................................................................     $   583    $   479

  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation ...............................................................       3,228      2,808
      Increase In Cash Value of Life Insurance....................................         (65)       (64)
      Change In Deferred Income Taxes.............................................         (45)      (123)
      Employee Benefits...........................................................         (70)        93
      Other.......................................................................         586        861

    Changes In Operating Assets And Liabilities:
      Accounts Receivable.........................................................       1,963        206
      Inventories And Prepaid Expenses............................................       1,603      1,075
      Accounts Payable And Accrued Expenses.......................................      (3,791)    (2,858)
                                                                                       -------    -------

Net Cash Provided By Operating Activities.........................................       3,992      2,477

Investing Activities
  Purchases of Property, Plant And Equipment-Net..................................      (2,474)    (4,795)
                                                                                       -------    -------

Net Cash Used In Investing Activities.............................................      (2,474)    (4,795)

Financing Activities
  Additional Borrowings Under Credit Agreement....................................       1,545      4,645
  Purchase of Common Stock........................................................      (1,988)    (1,159)
  Dividends Paid..................................................................      (1,098)    (1,157)
                                                                                       -------    -------

Net Cash Provided By (Used In) Financing Activities...............................      (1,541)     2,329
                                                                                       -------    -------

Increase (Decrease) In Cash.......................................................         (23)        11

Cash At Beginning Of Period.......................................................         199         98
                                                                                       -------    -------

Cash At End Of Period.............................................................     $   176    $   109
                                                                                       =======    =======




See Accompanying Notes.

                               FEDERAL SCREW WORKS
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Application of these accounting principles requires the Company's management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgements of the amounts and disclosures included in the financial statements, giving due regard to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions pertaining to the accounting policies described below. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 2002, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2003.


NOTE B - DEBT

On October 7, 2002, Comerica Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2005, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2007. As of December 31, 2002, there was $7,885,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.


NOTE C - DIVIDENDS

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.


NOTE D - INVESTMENTS

The Company has invested approximately $2,660,000 and $2,850,000 as of December 31, 2002, and June 30, 2002, respectively, which has been designated for payment of certain liabilities related to deferred compensation plans. These amounts were recorded in miscellaneous assets within the balance sheets. In accordance with Statement of Financial Accounting Standards No. 115 ("FASB 115"), the Company has classified all investments as "available-for-sale" because they are freely tradable. As of December 31, 2002, the Company recorded an increase in unrealized loss of $66,000, net of tax, from its investments, which is reflected in the statements of shareholders' equity.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS: Net sales for the Company's second quarter ended December 31, 2002, increased $747,000, or 3.4%, compared with net sales for the second quarter of the prior year. Net sales for the six month period ended December 31, 2002, increased $2,409,000 or 5.5%, compared with the six month period of the prior year. The increase is attributable mainly to the increase in North American automotive production.

Gross profit for the three month period ended December 31, 2002, increased $773,000, or 75.3%, as compared with the second quarter of the prior year. Gross profit for the six month period ended December 31, 2002, increased $1,658,000, or 66.2%, as compared with the six month period of the prior year. The increase is attributable mainly to the increase in North American automotive sales and production.

Selling and administrative expenses decreased $162,000, or (9.9%), for the second quarter ended December 31, 2002, as compared with the second quarter of the prior year. Selling and administrative expenses increased $51,000, or 1.7%, as compared with the six month period ended December 31, 2001. The increase is attributable mainly to increases in compensation and related expenses.

Other Expenses and Income in the second quarter of last year includes $1,450,000 ($950,000 net of tax) received from the sale of stock acquired by the Registrant in connection with the demutualization of an insurance company. The Registrant has insurance with the company which was a mutual insurance company. The insurance company converted from a mutual insurance company to a stock insurance company and, in the conversion, the Registrant received stock of the insurance company which it was entitled to sell. The Registrant sold all of the stock resulting in the income.

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


DIVIDENDS: The Board of Directors, in October, 2002, declared a $0.10 per share quarterly dividend paid January 3, 2003, to shareholders of record December 3, 2002.

LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $225,000 from $20,410,000 at June 30, 2002, to $20,635,000 at December 31, 2002. The increase is mainly attributable to the reduction in accounts payable, payroll and employee benefits.

At December 31, 2002, the Company had available $17,115,000 under its bank credit agreement.

Capital expenditures for the six month period ended December 31, 2002, were approximately $2.5 million, and, for the year, are expected to approximate $6.8 million, of which approximately $4.5 million has been committed as of December 31, 2002.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's market risk is limited to interest rate risk on its revolving credit and term loan agreement. At December 31, 2002, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material.


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

Item 6.  Exhibits and Reports on Form 8-K

   (a) A Form 8-K Report was filed November 14, 2002, to furnish the SEC the Certifications of the Company's Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Company's Quarterly Report on Form 10-Q filed the same day.

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

Date   February 14, 2003                            /s/ W. T. ZurSchmiede, Jr.
      -------------------                         ------------------------------
                                                     W. T. ZurSchmiede, Jr.
                                                     Chairman of the Board and
                                                     Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER


I, Thomas ZurSchmiede, certify that:

         1) I have reviewed this Quarterly Report on Form 10-Q of Federal Screw Works.

         2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

         3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operation and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report.

         4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

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



                                                     /s/ Thomas ZurSchmiede
                                                     ----------------------
                                                     Thomas ZurSchmiede
                                                     President and
                                                     Chief Executive Officer -
                                                     Principal Executive Officer
Dated: February 6, 2003
       ----------------

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, W. Tom ZurSchmiede, Jr., certify that:

         1) I have reviewed this Quarterly Report on Form 10-Q of Federal Screw Works.

         2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

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




                                                    /s/  W. T. ZurSchmiede, Jr.
                                                    ---------------------------
                                                     W. T. ZurSchmiede, Jr.
                                                     Chairman of the Board,
                                                     Chief Financial Officer -
                                                     Principal Financial Officer
Dated: February 6, 2003
       ----------------

                               10-Q EXHIBIT INDEX



EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002