Form 10-Q
period 2003-03-31
FEDERAL SCREW WORKS
filed 2003-05-14
CIK 34908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549



                                    FORM 10-Q


(Mark One)
               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the period ended             MARCH 31, 2003
                      ---------------------------------------------------------

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


                               FEDERAL SCREW WORKS
-------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)


              Michigan                              38-0533740
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification No.)


  20229 Nine Mile Road, St. Clair Shores, Michigan          48080
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, and area code         (586) 443-4200
                                             -----------------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing require-
ments for the past 90 days.                     YES   X      NO
                                                    -----       -----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2) of the Exchange Act.     YES          NO   X
                                                    -----       -----

At March 31, 2003, the Registrant had one class of common stock outstanding, $1.00 par value common stock. There were 1,475,465 shares of such common stock outstanding at that time.

Part I  FINANCIAL INFORMATION




                               FEDERAL SCREW WORKS
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)



                                                       March 31     June 30
                                                         2003         2002
                                                       --------     -------
                        ASSETS
Current Assets:

  Cash . . . . . . . . . . . . . . . . . . . . . .      $   179     $   199

  Accounts Receivable, Less Allowance of $50 . . .       15,257      14,970


  Inventories:
    Finished Products. . . . . . . . . . . . . . .        8,345       9,266
    In-Process Products. . . . . . . . . . . . . .        5,388       6,754
    Raw Materials And Supplies . . . . . . . . . .        1,444       1,507
                                                         ------      ------
                                                         15,177      17,527

  Prepaid Expenses And Other Current Accounts. . .          276         434
  Deferred Income Taxes  . . . . . . . . . . . . .          872         815
                                                         ------      ------

     Total Current Assets. . . . . . . . . . . . .       31,761      33,945


Other Assets:

  Intangible Assets. . . . . . . . . . . . . . . .           96          96
  Cash Value Of Life Insurance . . . . . . . . . .        5,794       5,696
  Prepaid Pension Cost . . . . . . . . . . . . . .        7,185       7,210
  Miscellaneous. . . . . . . . . . . . . . . . . .        3,051       3,005
                                                         ------      ------

     Total Other Assets. . . . . . . . . . . . . .       16,126      16,007

Property, Plant And Equipment. . . . . . . . . . .      121,259     116,725
  Less Accumulated Depreciation. . . . . . . . . .       68,655      63,997
                                                         ------      ------

  Net Properties . . . . . . . . . . . . . . . . .       52,604      52,728
                                                         ------      ------

Total Assets . . . . . . . . . . . . . . . . . . .     $100,491    $102,680
                                                        =======     =======


                                                         March 31     June 30
                                                           2003         2002
                                                         --------     -------
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable . . . . . . . . . . . . . . . . . .    $ 4,941     $ 5,287
  Payroll And Employee Benefits  . . . . . . . . . . .      4,750       5,770
  Dividends Payable  . . . . . . . . . . . . . . . . .        148         124
  Federal Income Taxes . . . . . . . . . . . . . . . .        383         479
  Taxes, Other Than Income Taxes . . . . . . . . . . .      1,424       1,804
  Accrued Pension Contributions  . . . . . . . . . . .        293           0
  Other Accrued Liabilities  . . . . . . . . . . . . .        112          70
                                                           ------      ------

     Total Current Liabilities . . . . . . . . . . . .     12,051      13,534

Long Term Liabilities:
  Long-Term Debt . . . . . . . . . . . . . . . . . . .      6,820       6,340
  Deferred Employee Compensation . . . . . . . . . . .      2,353       2,808
  Postretirement Benefits Other Than Pensions. . . . .     16,039      14,834
  Deferred Income Taxes. . . . . . . . . . . . . . . .      2,008       1,867
  Employee Benefits  . . . . . . . . . . . . . . . . .      1,038       1,100
  Other Liabilities  . . . . . . . . . . . . . . . . .        918         892
                                                           ------      ------

     Total Long Term Liabilities . . . . . . . . . . .     29,176      27,841


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
    2,000,000 Shares; 1,475,465 Shares Outstanding
    at March 31, 2003 and 1,529,065 as restated at
    June 30, 2002   (Note C) . . . . . . . . . . . . .      1,475       1,234
  Additional Capital . . . . . . . . . . . . . . . . .      3,270       3,270
  Retained Earnings  . . . . . . . . . . . . . . . . .     54,712      56,903
  Accumulated Other Comprehensive Loss . . . . . . . .       (193)       (102)
                                                           ------      ------

     Total Stockholders' Equity. . . . . . . . . . . .     59,264      61,305
                                                           ------      ------

Total Liabilities and Stockholders' Equity . . . . . .   $100,491    $102,680
                                                          =======     =======



See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (Thousands of Dollars, Except Per Share)





                                           Three Months Ended    Nine Months Ended
                                                March  31             March 31
                                              2003      2002       2003      2002
                                              ----      ----       ----      ----

Net Sales  . . . . . . . . . . . . . . .   $25,146   $24,910    $71,316   $68,671

Costs And Expenses:

  Cost of Products Sold. . . . . . . . .    21,999    21,257     64,007    62,514

  Selling And Administrative Expenses. .     1,682     1,802      4,703     4,772

  Interest Expense . . . . . . . . . . .        46        55        178       164

  Other Expenses (Income). . . . . . . .        64      (659)       204    (1,960)
                                            ------    ------     ------    ------

     Total Costs and Expenses. . . . . .    23,791    22,455     69,092    65,490
                                            ------    ------     ------    ------

Earnings Before Federal
  Income Taxes . . . . . . . . . . . . .     1,355     2,455      2,224     3,181

Federal Income Taxes . . . . . . . . . .       447       834        733     1,081
                                            ------    ------     ------    ------

Net Earnings . . . . . . . . . . . . . .   $   908   $ 1,621    $ 1,491   $ 2,100
                                            ======    ======     ======    ======

Per Share Of Common Stock:

Basic and Diluted Earnings Per Share . .   $  0.61   $  1.04    $  1.00   $  1.34
                                            ======    ======     ======    ======

Cash Dividends Declared Per Share. . . .   $  0.10   $  0.08    $  0.82   $  0.80
                                            ======    ======     ======    ======

Weighted Average Shares Outstanding. . . 1,477,909 1,552,859  1,496,420 1,569,843
                                         ========= =========  ========= =========


The above per share amounts have been adjusted to retroactively give effect to a 5 for 4 stock split declared by the Company's Board of Directors on February 14, 2003, payable April 1, 2003.



See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)



                                                              Nine Months
                                                                 Ended
                                                                March 31
                                                            2003       2002
                                                            ----       ----
Operating Activities
  Net Earnings . . . . . . . . . . . . . . . . . . . .     $ 1,491    $ 2,100

  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation . . . . . . . . . . . . . . . . . .       4,873      4,358
      Increase In Cash Value of Life Insurance . . . .         (98)       (97)
      Change In Deferred Income Taxes. . . . . . . . .          84       (146)
      Employee Benefits. . . . . . . . . . . . . . . .         (63)        44
      Other. . . . . . . . . . . . . . . . . . . . . .         665        947

    Changes In Operating Assets And Liabilities:
      Accounts Receivable. . . . . . . . . . . . . . .        (287)        90
      Inventories And Prepaid Expenses . . . . . . . .       2,508        533
      Accounts Payable And Accrued Expenses  . . . . .      (1,507)      (656)
                                                             -----     ------

Net Cash Provided By Operating Activities  . . . . . .       7,666      7,173

Investing Activities
  Purchases of Property, Plant And Equipment-Net . . .      (4,750)    (6,407)
                                                             -----      -----

Net Cash Used In Investing Activities  . . . . . . . .      (4,750)    (6,407)

Financing Activities
  Additional Borrowings Under Credit Agreement . . . .         480      2,725
  Purchase of Common Stock . . . . . . . . . . . . . .      (2,199)    (1,778)
  Dividends Paid . . . . . . . . . . . . . . . . . . .      (1,217)    (1,284)
                                                             -----      -----

Net Cash Used In Financing Activities. . . . . . . . .      (2,936)      (337)
                                                             -----      -----

Increase (Decrease) In Cash. . . . . . . . . . . . . .         (20)       429

Cash At Beginning Of Period. . . . . . . . . . . . . .         199         98
                                                             -----     ------

Cash At End Of Period  . . . . . . . . . . . . . . . .     $   179    $   527
                                                            ======     ======




See Accompanying Notes.

                               FEDERAL SCREW WORKS
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Application of these accounting principles requires the Company's management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions pertaining to the accounting policies described below. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 2003, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2003.


NOTE B - DEBT

On October 7, 2002, Comerica Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2005, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2007. As of March 31, 2003, there was $6,820,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.


NOTE C - DIVIDENDS AND STOCK SPLIT

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration. The Board of Directors, in February 2003, declared a 5 for 4 split of the common stock of the Company to be distributed April 1, 2003, to shareholders of record March 3, 2003. The stock split resulted in the distribution of one share of common stock for each four shares of common stock held on the record date.

The stock split has been retroactively reflected in the accompanying financial statements for all amounts referring to shares, share prices and per share amounts.


NOTE D - INVESTMENTS

The Company has invested approximately $2,865,000 and $2,850,000 as of March 31, 2003, and June 30, 2002, respectively, which has been designated for payment of certain liabilities related to deferred compensation plans. These amounts were recorded in miscellaneous assets within the balance sheets. In accordance with Statement of Financial Accounting Standards No. 115 ("FASB 115"), the Company has classified all investments as "available-for-sale" because they are freely tradable. The Company recorded an increase in unrealized loss of $24,000 and $91,000 for the three and nine month periods ended March 31, 2003, respectively, from its investments, which is reflected in Accumulated Other Comprehensive Loss.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS: Net sales for the Company's third quarter ended March 31, 2003, increased $236,000, or 0.9%, compared with net sales for the third quarter of the prior year. Net sales for the nine month period ended March 31, 2003, increased $2,645,000, or 3.9%, compared with the nine month period of the prior year. The increase is attributable to increased demand from U.S. based automobile manufacturers due to their increased production during the period. The Company's customers are primarily U.S. based automobile manufacturers and their suppliers. Increased net sales for the nine month period ended March 31, 2003, were partially impacted by decreased automobile sales and production during the same period a year ago caused by the events of September 11, 2001.

Gross profit for the three month period ended March 31, 2003, decreased $506,000, or (13.9%), as compared with the third quarter of the prior year. Gross profit for the nine month period ended March 31, 2003, increased $1,152,000, or 18.7%, as compared with the nine month period of the prior year. The decrease for the three month period ended March 31, 2003, is attributable primarily to decreased production due to an effort to reduce inventories and, to a lesser extent, price reductions and increased health care costs. The increase for the nine month period ended March 31, 2003, is attributable to the increase in net sales resulting from an increase in North American automotive sales and production.

Selling and administrative expenses decreased $120,000, or (6.7%), for the third quarter ended March 31, 2003, as compared with the third quarter of the prior year. Selling and administrative expenses decreased $69,000, or (1.4%), as compared with the nine month period ended March 31, 2002. The decrease is attributable to decreases in bonus accruals due to the reduction in profit.

Other income decreased $723,000 and $2,164,000 for the three month and nine month periods ended March 31, 2003, respectively, as compared to the same periods of the prior year. Other Expenses and Income for the third quarter of last year include $730,000 ($480,000 net of tax) received from the sale of stock acquired by the Company in connection with the demutualization of an insurance company in the third quarter of 2002. In the demutualization, the Registrant received stock of the insurance company, which it sold in the third quarter of 2002. Other Expenses and Income for the nine month period ended March 31, 2002, also include another cash gain of $1,450,000 ($950,000 net of tax) as a result of the sale of stock acquired in connection with the demutualization of another insurance company. The total gain for the nine month period ended March 31, 2002, was $2,180,000 ($1,430,000 net of tax).

The Company is dependent upon sales to the two largest U.S. based automobile manufacturers, a condition that has existed for over fifty years. Although the Company has purchase orders from such customers, such purchase orders generally provide for supplying the customer's requirements for a particular model or model year rather than for manufacturing a specific quantity of products. The loss of any one of such customers or significant purchase orders could have a material adverse effect on the Company. These customers are also able to exert considerable pressure on component suppliers to reduce costs, improve quality and provide additional design and engineering capabilities. There can be no assurance that the additional costs of increased quality standards, price reductions or additional capabilities required by such customers will not have a material adverse effect on the financial condition or results of operations of the Company.


DIVIDENDS: The Board of Directors, in February, 2003, declared a $.10 per share quarterly dividend paid April 1, 2003, to shareholders of record as of March 3, 2003. In addition, on February 14, 2003, the Board of Directors declared a 5 for 4 stock split paid April 1, 2003, to shareholders of record March 3, 2003.

LIQUIDITY AND CAPITAL RESOURCES: Working capital decreased by $700,000 from $20,410,000 at June 30, 2002, to $19,710,000 at March 31, 2003. The decrease is attributable to a reduction in inventories of $2,350,000 offset by a reduction in current liabilities of $1,484,000.

At March 31, 2003, the Company had available $18,180,000 under its bank credit agreement. As of that date, the Company was in compliance with all financial covenants under its bank credit agreement.

Capital expenditures for the nine month period ended March 31, 2003, were approximately $4.8 million, and, for the year, are expected to approximate $6.0 million, of which approximately $5.1 million has been committed as of March 31, 2003.

The Company's management has reviewed the environmental matters reported in the Company's Report on Form 10-K for the fiscal year ended June 30, 2002, and has determined that a material loss resulting from these matters is not reasonably possible.


FORWARD LOOKING STATEMENTS: Certain information in this Form 10-Q contains "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, including with respect to expectations for future periods, which are subject to various uncertainties which could cause actual results to differ materially from those in the forward looking statements, including but not limited to increased competition; the loss of, or reduction in business with, the Company's principal customers; the impact of additional costs of increased quality standards, price reductions or additional capabilities required by the Company's principal customers; work stoppages, strikes and slowdowns at the Company's facilities and those of its customers; adverse changes in economic conditions generally and those of the automotive industry, specifically.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is limited to interest rate risk on its revolving credit and term loan agreement. At March 31, 2003, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material.


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

PART II  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

        (a) The exhibits included with this Form 10-Q are set forth as on the Index to Exhibits.

        (b) A Form 8-K Report was filed February 14, 2003, to furnish the SEC the Certifications of the Company's Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Company's Quarterly Report on Form 10-Q filed the same day.


There were no unusual charges or credits to income, nor a change in independent accountants.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Federal Screw Works
                                    ------------------------------




Date   May 14, 2003                 /s/ W. T. ZurSchmiede, Jr.
      --------------                ------------------------------
                                    W. T. ZurSchmiede, Jr.
                                    Chairman of the Board and
                                    Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER


I, W. Tom ZurSchmiede Jr., certify that:

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


                                            /s/ W. T. ZurSchmiede, Jr.
                                            ------------------------------------
                                            W. T. ZurSchmiede, Jr.
                                            Chairman of the Board,
                                            Chief Financial Officer -
                                            Principal Financial Officer


Dated:  May 14, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER


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


                                            /s/ Thomas ZurSchmiede
                                            ------------------------------------
                                            Thomas ZurSchmiede
                                            President and
                                            Chief Executive Officer -
                                            Principal Executive Officer



Dated:  May 14, 2003

                                INDEX TO EXHIBITS


EX-99.1        Certification of the Chief Executive Officer of Registrant, dated
               May 14, 2003, relating to the Registrant's Quarterly Report on
               Form 10-Q for the period ending March 31, 2003.



EX-99.2        Certification of the Chief Financial Officer of Registrant, dated
               May 14, 2003, relating to the Registrant's Quarterly Report on
               Form 10-Q for the period ending March 31, 2003.