Form 10-K
period 2003-06-30
FEDERAL SCREW WORKS
filed 2003-09-26
CIK 34908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2003
                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to _________________

                         Commission file number 000-1837
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

                     Yes  [X]                           No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-5).

                     Yes  [ ]                           No [X]


As of December 31, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates, based on $33.60 per share (the last sale price for the common stock on such date as reported on the Nasdaq SmallCap Market(SM), as adjusted for the registrant's February 14, 2003 five-for-four stock split), was $21,969,763. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.

================================================================================

The number of shares outstanding of each of the Registrant's classes of common stock, as of September 2, 2003, is as follows:

             Title of Class                   Number of Shares Outstanding
              Common Stock,                           1,450,465
              $1 Par Value

                       DOCUMENT INCORPORATED BY REFERENCE

Certain information from the Proxy Statement of the Registrant dated September 23, 2003 has been incorporated by reference in response or partial response to
Part III, Items 10, 11, 12 and 13 in this Report.

                                     PART I


ITEM 1. BUSINESS.

         Federal Screw Works (the "Company"), originally incorporated in Michigan in 1919, is a domestic manufacturer of industrial component parts, consisting of locknuts, bolts, piston pins, studs, bushings, shafts and other machined, cold formed, hardened and/or ground metal parts, all of which constitute a single industry segment.

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

         Approximately 93% of the Company's net sales in fiscal 2003 (91% and 85% in fiscal 2002 and fiscal 2001, respectively) were made either directly or indirectly to automotive companies. The Company generally does not require collateral from its customers.

         While the Company holds a number of patents, it believes that the successful continuation of its business is not dependent on any single patent or group of patents, trademarks, or licenses. (The Company retains the rights to certain royalties related to an exclusive license agreement with semiconductor manufacturer Silicon Systems incorporated (SSi), whereunder SSi will produce and market certain phonetic speech synthesizer chips under the SSi product name. The Company does not consider the royalty agreement to be material to its business.)

         The OEM supplier industry is highly cyclical and, in large part, dependent upon the overall strength of consumer demand for light trucks and passenger cars. There can be no assurance that the automotive industry, for which the Company supplies components, will not experience downturns in the future. A decrease in overall consumer demand for motor vehicles in general, or specific segments, could have a material adverse effect on the Company's financial condition and results of operations.

         The Company is dependent upon sales to the two largest U.S. automobile manufacturers, a condition that has existed for over fifty years. Although the Company has purchase orders from such customers, such purchase orders generally provide for supplying the customer's requirements for a particular model or model year rather than for manufacturing a specific quantity of products. The loss of any one of such customers or significant purchase orders could have a material adverse effect on the Company. These customers are also able to exert considerable pressure on component suppliers to reduce costs, improve quality and provide additional design and engineering capabilities. There can be no assurance that the additional costs of increased quality standards, price reductions or additional capabilities required by such customers will not have a material adverse effect on the financial condition or results of operations of the Company.

         Customers comprising 10% or greater of the Company's net sales are summarized as follows:

                                                                      2003      2002           2001
                                                                      ----      ----           ----
             Ford Motor Company...............................         34%       35%            37%
             TRW Automotive...................................         14%       11%             8%
             General Motors Corporation.......................         12%       13%            15%
             All Others.......................................         40%       41%            40%
                                                                      ---       ---            ---

                                                                      100%      100%           100%
                                                                      ===       ===            ===

         Many of the Company's customers, and other suppliers to the Company's customers, are unionized, and work stoppages, slow-downs or other labor disputes experienced by, and the labor relations policies of, such customers and suppliers, could have an adverse effect on the Company's results of operations.

         As of August 31, 2003, the Company had an estimated backlog of firm orders amounting to approximately $12,350,000, all of which are expected to be filled within the 2004 fiscal year. The comparable backlog as of August 31, 2002 amounted to approximately $12,700,000.

         The manufacture and sale of the Company's products is an extremely competitive business. Because industry statistics are not available, the Company is unable to accurately determine the number of its competitors, nor to state its competitive position in its principal market as a supplier of parts to automotive customers. However, the Company believes that it is generally considered a leading producer of its principal type of product in an annual market, which the Company estimates to be $650 million, served by approximately thirty major domestic suppliers, no one of which, or no small number of which, are dominant. The Company is aware, however, that there are companies making similar products, with greater sales and resources than the Company. The Company is aware that in recent years the activity of foreign competitors manufacturing similar products has increased. The quality of the product, the product's price and service to customers are the principal methods of competition. There is no assurance that the Company will be able to successfully compete in future periods.

         Research and development activity expenses during each of the last three fiscal years is not deemed material.

         The Company has experienced no material effects in complying with government environmental regulations.

         The Company presently employs 422 hourly-rated and salaried personnel. The Company's hourly work forces at the Chelsea and Romulus facilities are unionized. The Company's contracts with the unions in Chelsea and Romulus expire in May of 2005 and January of 2007, respectively.

         Sales to customers outside the United States are not significant.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company's industrial component parts are manufactured in seven plants located throughout Michigan. A brief description of each division follows.

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

         The Romulus Division is housed in a 100,000 square foot plant, on 13 acres of land, in Romulus, Michigan. This division uses nutformers as primary equipment to manufacture special prevailing torque locknuts. Products include locknuts, connecting rod nuts, and other special nut products, in both metric and inch sizes. The plant has its own furnace for heat treating in-process parts.

         In February of 1999, the Company began operations in a new 35,000 square foot plant in Traverse City, Michigan. This division manufactures special assemblies for our automotive customers.

         The parts produced at the above divisions are sold principally to the automotive market. These parts are mass produced, and most are shipped directly to car assembly plants.

         The Novex Tool Division occupies a 19,000 square foot leased facility in Brighton, Michigan. The lease expires in December, 2004. The division manufactures perishable tooling, primarily for the cold heading industry. Approximately thirty percent of its output is consumed by the Company's Big Rapids, Romulus and Traverse City Divisions.

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

         In August, 1994, the Company leased a 16,000 square foot facility in Romulus to conduct engineering and manufacturing development activities. This facility, known as the Technical Center, gives the Company sufficient room to try out new primary and secondary equipment, tooling, and parts feeding and automation devices, as well as permitting the Company to rebuild recently purchased used equipment.

         In June of 2001, the Company began operations in a new 43,000 square foot plant in Boyne City, Michigan. This division manufactures machined products for the refrigeration and automotive industries.

         The Company's corporate offices are located at 20229 Nine Mile Road, St. Clair Shores, an eastern suburb of Detroit. The Company occupies 12,000 square feet of space under a ten year lease expiring in 2009 (renewable for two additional periods of five years each).

         The Company owns outright all of the above described buildings, land and production facilities except as specifically noted to the contrary. The Company utilizes all of the floor space of these structures. Present facilities are adequate to meet the needs of each respective division.

ITEM 3. LEGAL PROCEEDINGS.

         Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Inapplicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

         The persons listed below are currently executive officers of the Company.

       NAME                                       POSITION                                     AGE
       ----                                       --------                                     ---
Thomas ZurSchmiede            Chief Executive Officer since 2002; President of                 52
                              the Company since 1994; Vice President -- Big
                              Rapids Division, 1988 -- 1994; Vice President --
                              Corporate Development, 1984 -- 1988; Director of
                              Corporate Development, 1983 -- 1984, all of the
                              Company.

Robert F. ZurSchmiede         Executive Vice President and Chief Operating                     50
                              Officer since 2002; Vice President -- Traverse
                              City Division in 1999 and Romulus Division of the
                              Company 1986 to 2002; Vice President and General
                              Manager of the Romulus Division, 1984 to 1986;
                              Assistant General Manager of the Romulus Division,
                              1983 to 1984; Assistant Manufacturing Manager,
                              Romulus Division, 1982 to 1983, all of the
                              Company.

W.T. ZurSchmiede, Jr.         Chairman of the Board, Chief Financial Officer and               77
                              Secretary since 2002; Chairman of the Board and
                              Chief Executive Officer of the Company, 1978 to
                              2002; Chief Financial Officer, Secretary and
                              Treasurer, 1988 to 2002; President and Chief
                              Executive Officer of the Company, 1970 to 1978.


John M. O'Brien               Vice President-Sales and Marketing since 1986;                   53
                              Vice President-General Sales Manager, 1984 to
                              1986; General Sales Manager, 1982 to 1984;

                              Sabbatical at Stanford University Business School,
                              1981 to 1982; Sales Representative, 1975 to 1981, all of the Company.

Jeffrey M. Harness            Vice President of Boyne City Division (since 2001)               47
                              and Vice President and General Manager of Chelsea
                              and Brighton Divisions since 1994; Vice President
                              and General Manager -- Chelsea Division, 1992 to
                              1994; General Manager -- Chelsea Division, 1985 to
                              1992; Sales Manager -- Chelsea Division, 1984 to
                              1985; Sales Representative, 1982 to 1984;
                              Management Trainee, 1981 to 1982; Chelsea Division
                              Junior Buyer, 1980 to 1981, all of the Company.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol "FSCR."

         The following table sets forth the quarterly high and low sales prices as reported by the Nasdaq Small Cap Market(SM). Quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. All per share amounts have been adjusted retroactively for the February 14, 2003 five-for-four stock split.

                                                                2003                      2002
                                                                ----                      ----
                                                          High         Low           High        Low
                                                          ----         ---           ----        ---
                  1st Quarter                             33.24        30.76         28.94       26.83
                  2nd Quarter                             33.60        31.40         29.39       26.55
                  3rd Quarter                             34.24        32.14         29.40       28.01
                  4th Quarter                             38.00        33.75         32.25       28.80

         At September 2, 2003, there were approximately 737 holders of record of the Company's common stock.

         For a discussion of dividends declared by the Company for the two most recent fiscal years, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Dividends."

         The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA.

FIVE YEARS ENDED JUNE 30                           2003          2002          2001         2000          1999

OPERATIONS (in thousands)
Net Sales                                      $   95,378    $   95,496    $  105,912    $  121,811    $  118,610
Earnings before federal income taxes                4,905         6,571         6,873        14,693        12,364
Federal income taxes                                1,602         2,066         2,230         4,941         4,158
Net earnings                                        3,303         4,505         4,643         9,752         8,206
Depreciation and amortization                       6,548         5,933         5,131         4,913         4,623
Capital expenditures                                5,722         7,542        12,405         9,978         7,779
Cash dividends declared                             1,392         1,402         2,447         2,467         2,390

PER SHARE DATA
Net earnings                                   $     2.22    $     2.89    $     2.91    $     6.01    $     4.97
Cash dividends declared                              0.92          0.88          1.50          1.47          1.41
Book value                                          37.04         39.34         37.92         36.09         31.56
Average shares outstanding                      1,487,942     1,558,479     1,594,109     1,621,775     1,651,621

RETURN DATA
Net earnings on net sales                             3.5%          4.7%          4.4%          8.0%          6.9%
Net earnings on stockholders' equity                  6.0%          7.3%          7.7%         16.7%         15.7%

FINANCIAL POSITION AT JUNE 30 (IN THOUSANDS)
Working capital (net current assets)           $   18,904    $   20,410    $   19,861    $   17,205    $   16,657
Other assets                                       12,058        16,007        15,975        15,481        11,647
Property, plant and equipment (net)                51,894        52,729        51,143        43,876        40,920
                                               ----------    ----------    ----------    ----------    ----------
Total assets less current liabilities              82,856        89,146        86,979        76,562        69,224
Less:
         Long-term debt                             5,680         6,340         6,735             -         2,100
         Unfunded pension obligation                    -             -             -             -            95
         Deferred employee compensation             3,208         2,808         2,633         2,076         1,226
         Deferred taxes                               544         1,868         1,940         2,425         2,006
         Employee benefits                          1,035         1,100         1,021           975         1,081
         Post-retirement benefits                  16,347        14,835        13,344        11,747         9,865
         Other liabilities                            927           891           850           803           723
                                               ----------    ----------    ----------    ----------    ----------

Stockholders' equity (net assets)              $   55,115    $   61,304    $   60,456    $   58,536    $   52,128
                                               ==========    ==========    ==========    ==========    ==========

The average shares outstanding and all per share amounts have been adjusted retroactively for the February 14, 2003 5 for 4 stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth the percent relationship of certain items to net sales for the periods indicated:

                                                                  For the Years Ended June 30,
                                                                  ----------------------------
                                                                  2003         2002        2001
                                                                  ----         ----        ----
            Net Sales                                              100 %        100 %       100 %
            Gross Profit                                          11.3         11.2        11.9
            Selling, general and administrative expenses           6.1          6.3         5.6
            Interest                                                .2           .2          .1
            Other income                                            .1          2.2          .3
            Earnings before federal income taxes                   5.1          6.9         6.5
            Net earnings                                           3.5          4.7         4.4

         Federal Screw Works reported net sales of $95.4 million in fiscal 2003, which represented a 0.1% decrease from fiscal 2002 sales of $95.5 million. Net sales for fiscal 2002 decreased 9.8% from fiscal 2001 sales of $105.9 million. There were no significant changes in sales in fiscal 2003 from fiscal 2002. The decrease in 2002 was the result of lower demand from our customers.

         Gross profits increased slightly to $10.8 million in fiscal 2003, a $0.1 million increase from fiscal 2002. While sales for the year were approximately equal to the previous year, the Company's net earnings exclusive of the special gains from the sale of insurance stocks last year were up 9.8%. The increase of $295,000 is attributable to improved productivity and cost reductions in manufacturing and administrative expense. This occurred despite pressure from most of our customers for price reductions. Fiscal 2002 gross profits decreased 15.1% to $10.7 million compared to the $12.6 million level realized in 2001. This decrease is attributable to the reduction of $10.4 million in net sales.

         As a percentage of total sales, the Company expects to gradually ship less to automobile manufacturers and more to Tier One suppliers, reflecting the greater manufacturing responsibilities assumed by Tier One suppliers. At this date, it is impossible to quantify the future effect of this trend and, secondly, to quantify our gradual shift in business from the automobile manufacturers to the major automobile supplier companies.

         The Company is dependent upon sales to the two largest U.S. automobile manufacturers, a condition that has existed for over fifty years. Although the Company has purchase orders from such customers, such purchase orders generally provide for supplying the customer's requirements for a particular model or model year rather than for manufacturing a specific quantity of products. The loss of any one of such customers or significant purchase orders could have a material adverse effect on the Company. These customers are also able to exert considerable pressure on component suppliers to reduce costs, improve quality and provide additional design and engineering capabilities. There can be no assurance that the additional costs of increased quality standards, price reductions or additional capabilities required by such customers will not have a material adverse effect on the financial condition or results of operations of the Company.

         Three years ago the Company rejoined the DaimlerChrysler supply base after a four year absence. Sales to DaimlerChrysler, although not material, are gradually increasing. In addition, the Company received orders in fiscal 2003 from several new customers which management believes will result in new business in 2004 and 2005. The receipt of orders for the 2004, 2005 and 2006 model years continues to be encouraging.

         Refrigeration sales in fiscal 2003, which approximated 6% of total sales, were level with the prior fiscal year. Refrigeration sales in fiscal 2002 decreased to 6.2% of total sales, from 7.2% of total sales in fiscal 2001. As a percentage of growth, refrigeration sales growth historically has been greater than automotive sales growth. This has not been the case for the past four years.

         The Company has not been able to increase its business with the Asian and European transplant suppliers in either of the past two fiscal years. Again, outsourcing programs were not a factor in fiscal 2003, which is consistent with fiscal 2002 and 2001. Despite this, the Company believes that these programs will be a source of significant new business in the future.

         As a percentage of net sales, selling, general and administrative expenses were 6.1% in fiscal 2003. In fiscal 2002 and fiscal 2001 these expenses were 6.3% and 5.6% of net sales, respectively. Interest expense decreased in fiscal 2003 because of a decrease in short term interest rates under the Company's Revolving Credit and Term Loan Agreement. Interest expense increased in fiscal 2002 because of an increase in average borrowings under the agreement.

         Included in Other Income for fiscal 2002 is $2,180,000, which the Company received as a result of the sale of stock acquired in connection with the demutualization of insurance companies. The net after-tax gains from these transactions were $997,000 in the second quarter and $501,000 in the third quarter of fiscal 2002.

ENVIRONMENTAL

         The Company's management has determined that a material loss resulting from environmental matters is not reasonably possible.

DIVIDENDS

         Cash dividends declared in fiscal year 2003 were $0.92 per share, $0.04 more than that declared in fiscal 2002 and $0.58 less than that declared in fiscal 2001. The Company declared a 5 for 4 stock split on February 14, 2003, payable as a stock dividend April 1, 2003. The dividend per share amounts have been adjusted to retroactively give effect to the stock split. The Board of Directors, in August 2003, declared a $0.10 per share quarterly dividend, and an extra dividend of $0.30 per share.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities approximated $11.1 million in fiscal 2003. This compares to $11.7 million in 2002 and $6.8 million in 2001.

         Capital expenditures for fiscal 2003 were $5.7 million, primarily related to the purchase of equipment and expansion of facilities in order to improve production efficiencies and enable the Company to meet increased future demand for its products. Capital expenditures in fiscal years 2002 and 2001 were $7.5 million and $12.4 million, respectively. Expenditures for additional equipment during fiscal 2004 are presently expected to approximate $6.0 million, of which $2.9 million had been committed as of June 30, 2003. These future capital expenditures are expected to be financed from cash generated from operations and additional borrowing capacity under the Revolving Credit and Term Loan Agreement.

         Net cash used in financing activities was $5.1 million in fiscal 2003. This compares to $4.1 million used in financing activities in fiscal 2002 and $4.1 million provided by financing activities in 2001. Fluctuations in these activities have been influenced principally by borrowings and repayments under the Company's Revolving Credit and Term Loan Agreement.

         On October 7, 2002, the Company extended its Revolving Credit and Term Loan Agreement by one year. The expiration date for this agreement is now October 31, 2005, and is renewable annually for an additional year. Borrowings up to $25 million and capital expenditures of $16 million annually are permitted under the agreement. The Company has the option to convert borrowings under the facility to a term note through October 31, 2005. Payments under the term note, if the conversion option were exercised, would be made quarterly and could extend to October 31, 2007. Therefore, borrowings under the Revolving Credit and Term Loan Agreement, which were $5,680,000 at June 30, 2003, and $6,340,000 at June 30, 2002, are classified as long-term debt.

         Working capital at June 30, 2003, amounted to $18,904,000 as compared to working capital of $20,410,000 at June 30, 2002. The decrease resulted primarily from a decrease in inventories. Inventories were reduced to reflect lower demand from our automotive customers and also to reflect the elimination of strike banks required earlier but no longer necessary with the signing of a new four year contract with the employees of our Romulus Division effective February 1, 2003.

         Statement of Financial Accounting Standards (SFAS) No. 87 requires recognition of a minimum liability for those pension plans with accumulated benefit obligations in excess of the fair values of plan assets at the Company's measurement date of March 31, 2003. Accordingly, in the fourth quarter of fiscal 2003, the Company recorded a non-cash charge of $5,080,000, after-tax, related to the additional minimum liability for certain underfunded pension plans which increased Accumulated Other Comprehensive Loss in Shareholders' Equity. Pension funding requirements are not affected by the recording of this charge. Further, the charge did not impact net income, and will reverse should the fair value of the pension plans' assets again exceed the accumulated benefit obligations at March 31, 2004. In an effort to increase the plan assets of the qualified pension plans, the Company contributed $2,850,000 to the plans' funding in the fourth quarter of fiscal 2003.

         As discussed in Note 6 to the financial statements, effective July 1, 1993, the Company adopted SFAS No. 106. As permitted by the Statement, the Company is amortizing the present value of future health care and life insurance benefits related to employees' past service ($17,967,000 at July 1, 1993) over a period of 20 years. The implementation of this accounting pronouncement has no impact on the Company's cash flows.

MARKET RISK

         The Company's long-term debt is all at current interest rates and, therefore, approximates fair value but is subject to changes in interest rates.

IMPACT OF INFLATION AND CHANGING PRICES

         The Company passes increased costs on to customers, to the extent permitted by competition, by increasing sales prices whenever possible. In fiscal 2003, 2002 and 2001 the Company was unable to pass on cost increases incurred due to competitive pressures. Sales price increases in each of these years were insignificant.

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

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives.

         The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. As the Company does not have any amounts for goodwill or indefinite lived intangible assets on its balance sheets, the adoption of No. 142 has no effect on the earnings or the financial position of the Company.

INVESTMENTS AND MARKETABLE SECURITIES

         The Company accounts for certain of its investments under SFAS No. 115 as securities available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income or loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. The fair value of marketable securities is based on quoted market value.

         The Company reviews its investments to determine if the value shows a decline that has been deemed other than temporary. Since June 30, 2001, there has been a broad decline in the public equity markets, including investments held by Federal Screw Works. As a result, for the years ended June 30, 2003 and 2002, Federal Screw Works recorded a loss of $88,000 and $249,000, respectively, on equity investments as a result of declines in the fair market value of certain of its equity investments deemed to be other-than-temporary.

REVENUE RECOGNITION

         The Company recognizes revenue from product sales when goods are shipped and title has transferred to the customer. For one of its customers, product is shipped to the customer's warehouse and title transfers and revenue is recognized when this customer consumes the goods from its warehouse and notifies us. The annual revenue from this customer represents 1.3% of total sales. An estimated reserve is recorded for anticipated returns and credit memos which will be issued on sales recognized to date. The Company has several product lines, but only one reportable segment. Providing revenues from each product line or each group of product lines is impracticable. The SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. The Company has concluded its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States and SAB No. 101.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

         Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience.

PRICE REDUCTIONS

         As of June 30, 2003 and 2002, all customer price reductions have been accounted for; therefore, no amounts have been accrued.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost, determined by the last-in, first-out (LIFO) method, was used for certain raw material inventories; $785,000 and $967,000 at June 30, 2003 and 2002, respectively. The remaining inventories are costed using the first-in, first-out (FIFO) method. If inventories valued on LIFO had been valued at current cost, amounts reported at June 30 would have been increased by $499,000 and $497,000 in fiscal 2003 and 2002, respectively.

WORKERS' COMPENSATION RESERVE

         The Company is self-insured for workers' compensation claims. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using certain assumptions based on the Company's experience under this program. At June 30, 2003 and 2002, the Company accrued approximately $809,000 and $1,097,000, respectively, included in Payroll and Employee Benefits. Workers compensation expense was $140,000 in fiscal 2003. This compares to $387,000 in 2002 and $277,000 in 2001. The expense will vary year to year, depending on the number and severity of injuries incurred.

FORWARD LOOKING STATEMENTS

         Certain information in this Annual Report on Form 10-K contains "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, including with respect to expectations for future periods, which are subject to various uncertainties which could cause actual results to differ materially from those in the forward looking statements, including, but not limited to, increased competition; the loss of, or reduction in business with, the Company's principal customers; the impact of additional costs of increased quality standards, price reductions or additional capabilities required by the Company's principal customers; work stoppages, strikes, slowdowns at the Company's facilities and those of its customers; changes in, or cancellation of, orders received for future model years; and adverse changes in economic conditions generally and those in the automotive industry, specifically.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's long-term debt is all at current interest rates and, therefore, approximates fair value, but is subject to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STATEMENTS OF INCOME
FEDERAL SCREW WORKS

                                                                    Year Ended June 30,
                                                                    -------------------
                                                          2003              2002            2001
                                                          ----              ----            ----
Net Sales                                            $  95,378,392    $  95,496,398    $ 105,911,792
Costs and expenses:
        Cost of products sold                           84,554,748       84,834,236       93,277,594
        Selling, general and administrative              5,817,075        5,970,997        5,981,751
        Interest                                           210,821          235,885           49,386
        Other income                                      (109,129)      (2,116,115)        (269,925)
                                                     -------------    -------------    -------------
                                                        90,473,515       88,925,003       99,038,806
                                                     -------------    -------------    -------------

EARNINGS BEFORE FEDERAL INCOME TAXES                     4,904,877        6,571,395        6,872,986
Federal income taxes - Note 5:
        Current                                            854,313        2,210,236        2,450,871
        Deferred (credit)                                  747,687         (144,236)        (220,809)
                                                     -------------    -------------    -------------
                                                         1,602,000        2,066,000        2,230,062
                                                     -------------    -------------    -------------
NET EARNINGS                                         $   3,302,877    $   4,505,395    $   4,642,924
                                                     =============    =============    =============
Average number of shares outstanding -- after
     adjustments for the five for four stock split       1,487,942        1,558,479        1,594,109
                                                     =============    =============    =============

Net earnings per share -- after  adjustments
     for the five for four stock split               $        2.22    $        2.89    $        2.91
                                                     =============    =============    =============

The average shares outstanding and all per share amounts have been adjusted retroactively for the February 14, 2003 5 for 4 stock split.

See accompanying notes.

BALANCE SHEETS
FEDERAL SCREW WORKS

                                                             JUNE 30
                                                      2003              2002
                                                      ----              ----
ASSETS
CURRENT ASSETS
Cash                                             $     415,797    $     198,540
Accounts receivable                                 14,095,869       14,969,850
Inventories -- Note 1:
     Finished products                               6,619,098        9,266,454
     In-process products                             6,777,341        6,753,775
     Raw materials and supplies                      1,175,460        1,506,574
                                                 -------------    -------------
Total inventories                                   14,571,899       17,526,803
Prepaid expenses and other                             566,626          434,000
Deferred income taxes - Note 5                         858,727          815,516
                                                 -------------    -------------
TOTAL CURRENT ASSETS                                30,508,918       33,944,709
OTHER ASSETS
Intangible asset -- Note 6                           1,701,520           96,145
Cash value of life insurance                         5,824,908        5,696,083
Prepaid pension costs                                  831,827        7,209,849
Miscellaneous                                        3,700,189        3,004,809
                                                 -------------    -------------
                                                    12,058,444       16,006,886
PROPERTY, PLANT AND EQUIPMENT -- NOTES 3 AND 4
Land                                                   552,150          552,150
Buildings and improvements                          14,183,780       14,166,282
Machinery and equipment                            107,333,492      102,007,086
                                                 -------------    -------------

                                                   122,069,422      116,725,518
     Less accumulated depreciation                 (70,175,675)     (63,996,888)
                                                 -------------    -------------

                                                    51,893,747       52,728,630
                                                 -------------    -------------

                                                 $  94,461,109    $ 102,680,225
                                                 =============    =============

FEDERAL SCREW WORKS

                                                                      JUNE 30
                                                                2003            2002
                                                                ----            ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                           $   4,317,841   $   5,287,381
Payroll and employee benefits                                  5,447,283       5,770,297
Dividend payable                                                 145,547         123,425
Federal income taxes                                                   -         479,183
Taxes, other than income taxes                                 1,599,726       1,804,132
Other accrued liabilities                                         94,455          70,141
                                                           -------------   -------------

TOTAL CURRENT LIABILITIES                                     11,604,852      13,534,559

LONG-TERM LIABILITIES
Long-term debt -- Note 3                                       5,680,000       6,340,000
Deferred employee compensation -- Note 6                       3,208,393       2,807,885
Deferred income taxes -- Note 5                                  543,909       1,867,347
Employee benefits                                              1,035,452       1,100,307
Post-retirement benefits -- Note 6                            16,346,603      14,834,328
Other liabilities                                                927,242         891,375
                                                           -------------   -------------
                                                              27,741,599      27,841,242

STOCKHOLDERS' EQUITY -- Notes 2, 9 and 10
Common stock, $1 par value, authorized 2,000,000 shares,
      1,450,465 shares outstanding in 2003 (1,529,065 in
      2002, as restated)                                       1,450,465       1,529,065
Additional capital                                             3,269,476       3,269,476
Retained earnings                                             55,515,392      56,607,942
Accumulated other comprehensive loss                          (5,120,675)       (102,059)
                                                           -------------   -------------
                                                              55,114,658      61,304,424
                                                           -------------   -------------
                                                           $  94,461,109   $ 102,680,225
                                                           =============   =============

See accompanying notes.

STATEMENTS OF STOCKHOLDERS' EQUITY
FEDERAL SCREW WORKS


YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                                                            ACCUMULATED
                                                                                               OTHER
                                            COMMON        ADDITIONAL       RETAINED        COMPREHENSIVE
                                             STOCK          CAPITAL        EARNINGS            LOSS             TOTAL
                                         --------------------------------------------------------------------------------
BALANCES AT JULY 1, 2000                 $  1,041,661    $  3,269,476    $ 54,233,406     $       (8,478)    $ 58,536,065
Net earnings for the year                                                   4,642,924                           4,642,924
Change in unrealized loss on
    securities available-for-sale,
    net of taxes                                                                                (104,136)        (104,136)
                                                                                                             ------------
Total comprehensive income                                                                                      4,538,788
Purchase of 5,189 shares                       (5,189)                       (167,038)                           (172,227)
Effect of stock split                         260,415                        (260,415)                                  -
Cash dividends declared -
    $1.50 per share -- as restated                                         (2,446,924)                         (2,446,924)
                                         ------------    ------------    ------------     --------------     ------------

BALANCES AT JUNE 30, 2001                   1,296,887       3,269,476      56,001,953           (112,614)      60,455,702
Net earnings for the year                                                   4,505,395                           4,505,395
Change in unrealized loss on
   securities available-for-sale,
   net of taxes                                                                                   10,555           10,555
                                                                                                             ------------
Total comprehensive income                                                                                      4,515,950
Purchase of 62,794 shares                     (62,794)                     (2,201,970)                         (2,264,764)
Cash dividends declared -
    $0.88 per share -- as restated                                         (1,402,464)                         (1,402,464)
                                         ------------    ------------    ------------     --------------     ------------

BALANCES AT JUNE 30, 2002                   1,234,093       3,269,476      56,902,914           (102,059)      61,304,424

Net earnings for the year                                                   3,302,877                           3,302,877
Change in unrealized loss on
   securities available -- for-sale,
   net of taxes                                                                                   61,615           61,615
Minimum pension liability, net of
   $2,502,203 tax effect                                                                      (5,080,231)      (5,080,231)
                                                                                                             ------------
Total comprehensive loss                                                                                       (1,715,739)
Purchase of 78,600 shares                     (78,600)                     (3,003,440)                         (3,082,040)
Effect of stock split                         294,972                        (294,972)                                  -
Cash dividends declared -
    $0.92 per share -- as restated                                         (1,391,987)                         (1,391,987)
                                         ------------    ------------    ------------     --------------     ------------

BALANCES AT JUNE 30, 2003                $  1,450,465    $  3,269,476    $ 55,515,392     $   (5,120,675)    $ 55,114,658
                                         ============    ============    ============     ==============     ============

( ) Denotes deduction.
See accompanying notes.

STATEMENTS OF CASH FLOWS
FEDERAL SCREW WORKS

                                                                      YEAR ENDED JUNE 30,
                                                             2003            2002            2001
                                                             ----            ----            ----
OPERATING ACTIVITIES
   Net earnings                                         $  3,302,877    $  4,505,395    $  4,642,924
    Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                        6,548,170       5,933,491       5,131,266
      Increase in cash value of life insurance              (128,825)       (130,278)       (130,364)
      Change in deferred federal income taxes             (1,366,649)       (142,671)       (274,115)
      Employee and postretirement benefits                 1,447,420       1,569,226       1,643,468
      Loss on sale of equipment                                8,599          17,797               -
      Deferred retirement benefits and other                (504,973)        325,509         135,732
      Changes in operating assets and liabilities:
         Accounts receivable                                 873,981      (1,144,164)      3,132,566
         Inventories, prepaid expenses and other           2,822,278        (211,788)     (2,341,591)
         Accounts payable and accrued expenses            (1,929,708)        977,802      (5,101,130)
                                                        ------------    ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 11,073,170      11,700,319       6,838,756

INVESTING ACTIVITIES
Purchases of property, plant and equipment                (5,721,886)     (7,541,710)    (12,404,868)
Proceeds from sale of property, plant and equipment                -           4,600           6,229
                                                        ------------    ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                     (5,721,886)     (7,537,110)    (12,398,639)

FINANCING ACTIVITIES
Additional borrowings (principal repayments)
   under bank credit agreement                              (660,000)       (395,000)      6,735,000
Principal payments on lease-purchase obligation                    -               -               -
Purchases of common stock                                 (3,082,040)     (2,264,764)       (172,228)
Dividends paid                                            (1,391,987)     (1,402,464)     (2,446,924)
                                                        ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN)                            (5,134,027)     (4,062,228)      4,115,848
   FINANCING ACTIVITIES
INCREASE (DECREASE IN CASH)                                  217,257         100,981      (1,444,035)
Cash at beginning of year                                    198,540          97,559       1,541,594
                                                        ------------    ------------    ------------
CASH AT END OF YEAR                                     $    415,797    $    198,540    $     97,559
                                                        ============    ============    ============

See accompanying notes.

FEDERAL SCREW WORKS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES: Inventories are stated at the lower of cost or market. Cost, determined by the last-in, first-out (LIFO) method, was used for certain raw material inventories, $785,000 and $967,000 at June 30, 2003 and 2002, respectively. The remaining inventories are costed using the first-in, first-out
(FIFO) method. If inventories valued on LIFO had been valued at current cost, amounts reported at June 30 would have been increased by, $499,000 and $497,000 in 2003 and 2002, respectively.

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

INVESTMENTS: In accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115") the Company has classified all investments as "available for sale" because they are freely tradable. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity net of applicable income taxes. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

REVENUE RECOGNITION: The Company recognizes revenue from product sales when goods are shipped and title has transferred to the customer.

ACCOUNTS RECEIVABLE: Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated provision is based on management's periodic evaluation and other pertinent factors including the financial condition of the customer.

OTHER INCOME: Included in other income for the year ended June 30, 2002 is $2,180,000 as a result of the sale of stock acquired in connection with the demutualization of insurance companies.

FAIR VALUE OF FINANCIAL INSTRUMENTS: At June 30, 2003, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value.

RECLASSIFICATION: Certain items in the prior year financial statements have been reclassified to conform to the presentation used in 2003.

NET INCOME PER COMMON SHARE: Net income per common share is based on the weighted average number of common shares outstanding of 1,487,942 in 2003, 1,558,479 in 2002, as restated, and 1,594,109 in 2001, as restated.

NOTE 2 - MARKETABLE SECURITIES

The Company has invested approximately $3,532,000 and $2,850,000 as of June 30, 2003 and 2002, respectively, which has been designated for payment of certain liabilities related to deferred compensation plans. These amounts were recorded in miscellaneous assets within the Balance Sheet. The fair value of approximately $1,380,000, $1,086,000, and $1,066,000 of the Company's
investments were held in equity securities, debt securities, and short-term investments, respectively, as of June 30, 2003. Approximately $1,161,000, $961,000 and $728,000 of the Company's investments were held in equity securities, debt securities, and short-term investments, respectively, as of June 30, 2002. Debt securities were scheduled to mature beginning in December 2005 and ending in November 2012.

FEDERAL SCREW WORKS


For the year ended June 30, 2003 and 2002, the Company recorded a current unrealized gain of $62,000 (net of $32,000 tax effect) and $11,000 (net of $5,000 tax effect), respectively, from its equity investments, which is reflected in the shareholders' equity section of the balance sheet in accordance with SFAS No. 115. The balance of the unrecognized loss at June 30, 2003 and 2002 was $40,000 and $102,000, respectively.

Management continually evaluates whether changes in the value of such investments should be considered to be other-than-temporary. Since June 30, 2001, there has been a broad decline in the public equity markets, including investments held by Federal Screw Works. As a result, for the years ended June 30, 2003 and 2002, Federal Screw Works recorded a loss of $88,000 and $249,000, respectively, on equity investments as a result of declines in the fair market value of certain of its equity investments deemed to be other-than-temporary.

NOTE 3 - DEBT

Long-term debt at June 30 consists of the following:

                                           2003         2002
                                           ----         ----
Revolving credit note payable to bank   $5,680,000   $6,340,000

Less current maturities                          0            0
                                        ----------   ----------

                                        $5,680,000   $6,340,000
                                        ==========   ==========

The Company has a $25,000,000 revolving credit and term loan agreement with a bank. The Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2005, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly commencing three months following conversion until maturity of the term note on October 31, 2007. Interest (2.4375% at June 30, 2003) on outstanding borrowings is determined based on the prime rate, or at the Company's option, an alternative variable market rate. The Company also pays a commitment fee of 3/8% on the unused portion of the revolving credit.

The Company is in compliance with covenants of the revolving credit and term loan agreement including the requirements to meet certain financial ratios.

Interest paid by the Company during fiscal 2003, fiscal 2002 and fiscal 2001 aggregated $245,000, $353,000, and $372,000, respectively. Interest capitalized into property, plant and equipment in fiscal 2003 and 2002 was $73,000 and $169,000, respectively.

NOTE 4 - LEASES AND OTHER COMMITMENTS

At June 30, 2003, the aggregate minimum rental commitments for various noncancelable operating leases with initial terms of one year or more are as follows:

                                                          OPERATING
YEAR ENDING JUNE 30                                         LEASES
-------------------                                         ------
2004                                                      $  877,000
2005                                                         609,000
2006                                                         440,000
2007                                                         357,000
2008                                                         289,000
Thereafter                                                   134,000
----------                                                ----------
Total minimum lease payments                              $2,706,000
                                                          ==========

Total rent expense was $1,181,000 in fiscal 2003, $1,190,000 in fiscal 2002, and $1,137,000 in fiscal 2001.

FEDERAL SCREW WORKS


Costs committed to complete the expansion of existing plant facilities and the purchase of machinery and equipment approximated $2,877,000 at June 30, 2003.

NOTE 5 - FEDERAL INCOME TAXES

A reconciliation of the federal income tax provision to the amount computed by applying the applicable statutory federal income tax rate (34% in 2003, 2002, and 2001) to earnings before federal income taxes follows:

                              2003           2002           2001
                              ----           ----           ----
Computed amount           $ 1,668,000    $ 2,233,000    $ 2,337,000
Life insurance policies       (73,000)       (78,000)       (82,000)
Other                           7,000        (89,000)       (25,000)
                          -----------    -----------    -----------
Total federal income tax
  provision               $ 1,602,000    $ 2,066,000    $ 2,230,000
                          ===========    ===========    ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2003 and 2002 are as follows:

                                               2003           2002
                                               ----           ----
Deferred tax liabilities:
   Accelerated tax depreciation            $ 7,241,000    $ 5,969,000
   Other                                       112,000         32,000
                                           -----------    -----------

   Total deferred tax liabilities          $ 7,353,000    $ 6,001,000
                                           -----------    -----------

Deferred tax assets:
   Employee benefits                         4,766,000      4,729,000
   Minimum pension liability                 2,502,000              -
   Inventory                                   400,000        220,000
                                           -----------    -----------

   Total deferred tax assets                 7,668,000      4,949,000
                                           -----------    -----------

   Net deferred tax (assets) liabilities   $  (315,000)   $ 1,052,000
                                           ===========    ===========

Income taxes paid by the Company during 2003, 2002, and 2001 totaled $985,000, $1,755,000 and $2,585,000, respectively.

NOTE 6 - EMPLOYEE BENEFIT PLANS

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

FEDERAL SCREW WORKS


The Company uses a measurement date of March 31 and June 30 for purposes of valuing its obligations related to pension benefits and postretirement benefits, respectively. The following tables set forth the plans' funded status at the 2003 and 2002 measurement dates:

CHANGES IN BENEFIT OBLIGATION ARE:

                                                     PENSION                     POSTRETIREMENT
                                                     BENEFITS                       BENEFITS
                                          -----------------------------   ----------------------------
                                              2003             2002           2003            2002
                                              ----             ----           ----            ----
Benefit obligation at beginning of year   $ 26,125,000    $ 25,142,000    $ 21,805,000    $ 21,992,000
Service cost                                   745,000         749,000         482,000         490,000
Interest cost                                1,844,000       1,773,000       1,475,000       1,543,000
Plan amendments                                 53,000         135,000        (430,000)              -
Actuarial gain                               2,816,000        (419,000)      4,688,000        (794,000)
Benefits paid                               (1,757,000)     (1,255,000)     (1,234,000)     (1,426,000)
Curtailments                                    11,000               -               -               -
Special termination benefits                    16,000               -               -               -
                                          ------------    ------------    ------------    ------------
Benefit obligation at end of year         $ 29,853,000    $ 26,125,000    $ 26,786,000    $ 21,805,000
                                          ============    ============    ============    ============

CHANGES IN PLAN ASSETS ARE:

                                                 PENSION                     POSTRETIREMENT
                                                 BENEFITS                       BENEFITS
                                      ------------------------------  ---------------------------
                                           2003            2002           2003            2002
                                           ----            ----           ----            ----
Fair value of assets
  at beginning of year                $ 26,507,000    $ 25,866,000    $          -   $          -
Actual return on assets                   (913,000)        936,000               -              -
Employer contribution                    1,357,000         960,000               -              -
Benefits paid                           (1,757,000)     (1,255,000)              -              -
                                      ------------    ------------    ------------   ------------

Fair value of assets at end of year   $ 25,194,000    $ 26,507,000    $          -   $          -
                                      ============    ============    ============   ============

FEDERAL SCREW WORKS


FUNDED STATUS OF THE PLANS ARE:

                                                         PENSION                      POSTRETIREMENT
                                                         BENEFITS                        BENEFITS
                                              -----------------------------   -----------------------------
                                                  2003             2002           2003            2002
                                                  ----             ----           ----            ----
Funded status at end of year
  (underfunded)                               $ (4,659,000)   $    383,000    $(26,786,000)   $(21,805,000)
Unrecognized transition (assets)/obligation       (119,000)       (233,000)      8,554,000       9,882,000
Unrecognized prior service cost                  1,471,000       1,841,000               -               -
Unrecognized net (gain)/loss                    10,340,000       4,692,000       2,040,000      (2,742,000)
Employer contributions paid between
  measurement date and fiscal year-end           2,853,000         527,000               -               -
                                              ------------    ------------    ------------    ------------

Prepaid/(accrued) benefit cost                $  9,886,000    $  7,210,000    $(16,192,000)   $(14,665,000)
                                              ============    ============    ============    ============

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION:

                                                         PENSION                      POSTRETIREMENT
                                                         BENEFITS                        BENEFITS
                                              -----------------------------   -----------------------------
                                                  2003             2002           2003            2002
                                                  ----             ----           ----            ----
Pension asset                                 $    832,000    $  7,210,000               -               -
Accrued benefit cost                                     -               -    $(16,192,000)   $(14,665,000)
Intangible asset                                 1,472,000               -               -               -
Accumulated other comprehensive loss
   (net of tax)                                  5,080,000               -
Deferred income taxes                            2,502,000               -
                                              ------------    ------------    ------------    ------------
Net amount recognized                         $  9,886,000    $  7,210,000    $(16,192,000)   $(14,665,000)
                                              ============    ============    ============    ============

The Company recorded an additional minimum pension liability of $9,054,000 as of June 30, 2003 representing the amount required to bring the Company's recorded pension liability to equal the excess of the accumulated benefit obligation over fair value of plan assets for the applicable plans. An intangible pension asset of $1,472,000 as of June 30, 2003 was recorded to the extent of the plans' unrecognized prior service cost. The difference between the additional minimum pension liability and intangible pension asset was included as other comprehensive loss of $5,080,000 net of income tax benefit of $2,502,000 for the year ended June 30, 2003.

In accounting for pension plans, the Company used a discount rate of 6.50% in 2003 and 7.25% in 2002, a 5% rate of increase in compensation, and an 8% expected rate of return on assets. Plan assets for these plans consist principally of fixed income instruments, equity securities, and participation in insurance company contracts. One of the plans also includes 15,156 shares of Federal Screw Works common stock which had a market value of $550,163 at June 30, 2003.

FEDERAL SCREW WORKS


The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 6.0% and 7.25% at June 30, 2003 and 2002, respectively.

Assumed health care cost inflation is based on an initial rate of 11.0% decreasing to an ultimate rate of 5.5% in 2013. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 2003 and 2002 by $2,888,000 and $2,302,000, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended June 30, 2003, 2002 and 2001 by $247,000, $256,000, and $271,000,
respectively.

THE COMPONENTS OF NET PERIODIC BENEFIT COST ARE AS FOLLOWS:

                                             PENSION                                   POSTRETIREMENT
                                             BENEFITS                                     BENEFITS
                              --------------------------------------     -------------------------------------------

                                 2003          2002          2001           2003           2002              2001
                                 ----          ----          ----           ----           ----              ----
Service Cost                  $  745,000    $  749,000    $  777,000     $  482,000     $  490,000        $  531,000
Interest Cost                  1,844,000     1,773,000     1,765,000      1,475,000      1,543,000         1,525,000
Expected return
   on assets                  (2,104,000)   (2,043,000)   (2,069,000)
Amortization of
  transition obligation         (114,000)      166,000       166,000        898,000        898,000           898,000
Amortization of prior
  service cost                   242,000       197,000       197,000
Amortization of
  unrecognized net loss          185,000       132,000        80,000        (94,000)
                              ----------    ----------    ----------     ----------     ----------        ----------
Net periodic benefit cost     $  798,000    $  974,000    $  916,000     $2,761,000     $2,931,000        $2,954,000
                              ==========    ==========    ==========     ==========     ==========        ==========

The Company sponsors a supplemental executive retirement plan, which covers certain executives of the company. The net periodic pension expense for the plan was $722,000, $807,000, and $771,000 in fiscal 2003, 2002, and 2001, respectively. The actuarial present value of vested benefit obligations approximated $3,009,000 at June 30, 2003 and $2,607,000 at June 30, 2002,
respectively. The Company had invested $2,898,000 and $2,329,000 as of June 30, 2003 and 2002, respectively, to cover obligations of the plan.

The Company sponsors a retirement plan for directors who are not employees of the Company. The net periodic pension expense for the plan was $36,000 in fiscal 2003, $41,000 in fiscal 2002, and $47,000 in fiscal 2001. The actuarial present value of vested benefit obligations approximated $968,000 at June 30, 2003 and $932,000 at June 30, 2002. The Company had invested $657,000 and $520,000 as of June 30, 2003 and 2002, respectively, to cover obligations of the plan.

NOTE 7 - INDUSTRY INFORMATION

Approximately 93% of the Company's net sales in fiscal 2003, 91% in fiscal 2002 and 85% in fiscal 2001 were made either directly or indirectly to automotive companies.

FEDERAL SCREW WORKS


Customers comprising 10% or greater of the Company's net sales are summarized as follows:

                                                             2003        2002            2001
                                                             ----        ----            ----
           Ford Motor Company........................         34%         35%             37%
           TRW Automotive............................         14%         11%              8%
           General Motors Corporation................         12%         13%             15%
           All Others................................         40%         41%             40%
                                                             ----        ----            ----
                                                             100%        100%            100%
                                                             ====        ====            ====

Approximately 19% of the Company's sales are to Canadian customers. All sales terms provide for payment in U.S. dollars.

The Company operates in one reportable segment, and has not disclosed revenues by product line or groups of similar product lines, as it is impracticable to do so.

NOTE 8 - LITIGATION

The Company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that their outcome will not have a significant effect on the Company's financial statements.

NOTE 9 - STOCK DIVIDEND

The Company declared a 5 for 4 stock split on February 14, 2003, payable as a stock dividend April 1, 2003. All per share amounts have been adjusted to retroactively give effect to the stock split.

NOTE 10 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

                                              2003            2002           2001
                                              ----            ----           ----
Net earnings                              $  3,302,877    $  4,505,395   $  4,642,924
Unrealized gains (losses) on securities
   available-for-sale, net of taxes             61,615          10,555       (104,136)
Minimum pension liability, net of taxes     (5,080,231)              -              -
                                          ------------    ------------   ------------

Total comprehensive income (loss)         $ (1,715,739)   $  4,515,950   $  4,538,788
                                          ============    ============   ============

The components of accumulated comprehensive loss are as follows:

                                              2003            2002
                                              ----            ----
Unrealized loss on securities available-
   for-sale, net of taxes                 $     40,444    $    102,059
Minimum pension liability, net of taxes      5,080,231               -
                                          ------------    ------------

Total comprehensive loss                  $  5,120,675    $    102,059
                                          ============    ============

FEDERAL SCREW WORKS


NOTE 11 -- QUARTERLY OPERATING RESULTS (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                1ST          2ND          3RD           4TH        FOR THE
                              QUARTER      QUARTER      QUARTER       QUARTER        YEAR
                             --------------------------------------------------------------
2003
Net sales                     $23,180      $22,990      $25,146       $24,062      $95,378
Gross profit                    2,362        1,800        3,147         3,514       10,823
Net earnings                      461          122          908         1,812        3,303
Net earnings per share           0.31         0.08         0.61          1.22         2.22
Cash dividends per share         0.64         0.08         0.10          0.10         0.92


2002
Net sales                     $21,518      $22,243      $24,910       $26,825      $95,496
Gross profit                    1,421        1,027        3,653         4,561       10,662
Net earnings                       37          442        1,621         2,405        4,505
Net earnings per share           0.02         0.29         1.04          1.54         2.89
Cash dividends per share         0.64         0.08         0.08          0.08         0.88

Net earnings for the fourth quarter of 2003 and 2002 were favorably affected by year end adjustments, principally inventory ($360,766, net of tax, or $0.24 per share and $720,969, net of tax, or $0.46 per share, respectively).

All per share amounts have been adjusted retroactively for the February 14, 2003, five for four stock split.

                         Report of Independent Auditors

Board of Directors
Federal Screw Works

We have audited the accompanying balance sheets of Federal Screw Works as of June 30, 2003 and 2002, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Screw Works at June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                      /s/ Ernst & Young LLP

Detroit, Michigan
August 6, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Inapplicable.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-5 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the company carried out its evaluation.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information is contained under the captions "Election of Directors," "Security Ownership of Management," and "Compliance with Section 16(a) of the Exchange Act" in the Company Proxy Statement dated September 23, 2003 and is incorporated herein by reference. Information contained in Part I, Item 4A of this document under the caption "Executive officers of the Company" is also incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information is contained under the captions "Director's Remuneration and Committees of the Board" and "Officer Compensation Policy" in the Company's Proxy Statement dated September 23, 2003 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information is contained under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's Proxy Statement dated September 23, 2003 and is incorporated herein by reference.

         The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information is contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated September 23, 2003 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Inapplicable.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed with this Report or incorporated herein by reference are as follows.

         (1) Financial Statements. The following financial statements of the Company and Report of Independent Public Accountants are contained in "Item 8 Financial Statements and Supplementary Data."


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                  FINANCIAL STATEMENTS

                         - Statements of Operations for the years ended June 30,
                           2003, 2002 and 2001

                         - Statements of Cash Flows for the years ended June 30,
                           2003, 2002, and 2001

                         - Balance Sheets as of June 30, 2003 and 2002

                         - Statements of Stockholders' Equity for the years
                           ended June 30, 2003, 2002 and 2001

                  NOTES TO FINANCIAL STATEMENTS

         (2) Financial Statement Schedules. The following financial statement schedule is filed with this report, and appears on page 29.

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Other financial statement schedules have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the financial statements or notes thereto.

         (3) Exhibits. The Exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached to this report. The Exhibit Index is incorporated herein by reference.

(b) On April 30, 2003, the Company furnished information regarding its financial results for the quarter ending March 31, 2003 under Items 7 and 9 of Form 8-K, as required pursuant to Item 12.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

DESCRIPTION                   BALANCE AT     ADDITIONS       ADDITIONS         DEDUCTIONS -        BALANCE AT
                               BEGINNING       (1)              (2)              DESCRIBE        END OF PERIOD
                               OF PERIOD    CHARGED TO       CHARGED TO
                                             COSTS AND     OTHER ACCOUNTS
                                             EXPENSES        - DESCRIBE
                             -----------------------------------------------------------------------------------
Valuation allowance for
  accounts receivable:
Year ended June 30, 2003      $   50,000    $   29,000                         $  29,000(A)        $   50,000
Year ended June 30, 2002          50,000             -                                                 50,000
Year ended June 30, 2001          50,000             -                                                 50,000

  Valuation allowance for
  inventories:
Year ended June 30, 2003      $  260,000    $  130,000                         $  90,000(B)        $  300,000
Year ended June 30, 2002         325,000        85,000                           150,000(B)           260,000
Year ended June 30, 2001         180,000       239,000                            94,000(B)           325,000

(A) Uncollectible accounts receivable charged off; corresponding reduction of allowance.

(B) Unsalable inventories charged off; corresponding reduction of allowance.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FEDERAL SCREW WORKS
                                        (Company)



                                        By:   /s/ W. T. ZurSchmiede, Jr.
                                           -------------------------------------
                                              W. T. ZurSchmiede, Jr.
                                              Chairman, Chief Financial Officer
                                              and Secretary

Date:    September 26, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Wade C. Plaskey                                       September 26, 2003
----------------------------------------------------
Wade C. Plaskey
Treasurer and Corporate Controller
(Principal Accounting Officer)


/s/ Thomas W. Butler, Jr.                                 September 26, 2003
----------------------------------------------------
Thomas W. Butler, Jr.
Director


/s/ Frank S. Galgan                                       September 26, 2003
----------------------------------------------------
Frank S. Galgan
Director


/s/ Hugh G. Harness                                       September 26, 2003
----------------------------------------------------
Hugh G. Harness
Director


/s/ F.D. Tennent                                          September 26, 2003
----------------------------------------------------
F.D. Tennent
Director


/s/ W. T. ZurSchmiede, Jr.                                September 26, 2003
----------------------------------------------------
W. T. ZurSchmiede, Jr.
Director, Chief Financial Officer and Secretary
(Principal Financial Officer)


/s/ Robert F. ZurSchmiede                                 September 26, 2003
----------------------------------------------------
Robert F. ZurSchmiede
Director


/s/ Thomas ZurSchmiede                                    September 26, 2003
----------------------------------------------------
Thomas ZurSchmiede
Director, President and Chief Executive Officer
(Principal Executive Officer)

                                  EXHIBIT INDEX

The following exhibits are filed herewith or incorporated by reference. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified below with a "+" symbol after the exhibit number. The Company's SEC file number is 000-01837.

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------

3.1 Company's Articles of Incorporation, were filed as an exhibit to the Company's 1994 Form 10-K, and are incorporated herein by reference.

3.2 Company's By-Laws, as amended on August 29, 2002 were filed as an exhibit to the Company's 2002 Form 10-K, and are incorporated herein by reference.

4.1 The (municipal industrial revenue bond) guarantee agreement dated as of November 1, 1979, as previously filed, was filed as an exhibit to the Company's 1993 Form 10-K and is incorporated herein by reference. All waivers, amendments and modifications thereto, were filed as exhibits to the Company's 1989, 1993 and 1994 Forms 10-K and are incorporated herein by reference.

4.2 Revolving Credit and Term Loan Agreement by and between the Company and Comerica Bank, dated October 24, 1995, filed as an exhibit to the Company's Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.

4.3 One year extension of Revolving Credit and Term Loan Agreement by and between the Company and Comerica Bank, dated October 7, 2002, filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

10.1+             Supplemental retirement agreement between the Company and W.
                  T. ZurSchmiede, Jr., present Chairman of the Company, dated April 1, 1986 was filed as an exhibit to Company's 1993 Form 10-K and is incorporated by reference.

10.2+             Supplemental retirement agreement between the Company and Hugh
                  G. Harness, a director and past President of the Company, dated December 21, 1978 and amended pursuant to an Amendment to Agreement dated October 23, 1986, as amended by an Agreement providing for the retirement and consultation of and by Mr. Harness and the Company dated January 7, 1994, was filed as an exhibit to Company's 1994 Form 10-K, and is incorporated herein by reference.

10.3 Agreement providing for the retirement and consultation of and by Mr. Harness and the Company dated January 7, 1994, as amended on October 25, 2001, was filed as an exhibit to the Company's 2002 Form 10-K, and is incorporated herein by reference.

10.4+ Indemnity agreement effective September 24, 1986, which exists between the Company and each director, was filed as an exhibit to Company's 1992 Form 10-K, and is incorporated herein by reference.

10.5 Lease agreement between the Company and Safran Development, L.L.C. for the lease of the 2nd floor of 20229 Nine Mile Road, St. Clair Shores, Michigan, effective October 26, 1999, was previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1999, and is incorporated herein by reference.

10.6+ Retirement Plan for Outside Directors as amended and restated, filed as an exhibit to the Company's 1995 Form 10-K and incorporated herein by reference.

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------

10.7+ Supplemental Executive Retirement Plan dated July, 1998, filed as an exhibit to the Company's 1998 Form 10-K and incorporated herein by reference.

31.1 Certification of the Chief Executive Officer of Company, dated September 26, 2003, relating to the Company's 2003 Form 10-K, filed herewith.

31.2 Certification of the Chief Financial Officer of Company, dated September 26, 2003, relating to the Company's 2003 Form 10-K, filed herewith.

32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.