Form 10-Q
period 2003-09-30
FEDERAL SCREW WORKS
filed 2003-11-13
CIK 34908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549




                                    FORM 10-Q


(Mark One)
                  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

For the period ended             SEPTEMBER 30, 2003
                    ------------------------------------------------------------
                                       OR

                  [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    --------------------------


Commission File Number:               O-1837
                       ---------------------------------------------------------


                               FEDERAL SCREW WORKS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Michigan                              38-0533740
--------------------------------------------------------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)


  20229 Nine Mile Road, St. Clair Shores, Michigan        48080
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, and area code         (586) 443-4200
                                             -----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing require-
ments for the past 90 days. YES  X     NO
                               -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).            YES          NO  X
                                                          -----       -----

At September 30, 2003, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,442,165 shares of such common stock outstanding at that time.

Part I  FINANCIAL INFORMATION




                               FEDERAL SCREW WORKS
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)


                                                      September 30  June 30
                                                          2003        2003
                                                      ------------  -------
                           ASSETS
Current Assets:

  Cash..............................................    $   272     $   416

  Accounts Receivable, Less Allowance of $50........     14,230      14,096


  Inventories:
    Finished Products...............................      6,497       6,619
    In-Process Products.............................      7,761       6,777
    Raw Materials And Supplies......................        953       1,176
                                                        -------     -------
                                                         15,211      14,572

  Prepaid Expenses And Other........................        929         566
  Deferred Income Taxes.............................        890         859
                                                        -------     -------

     Total Current Assets...........................     31,532      30,509


Other Assets:

  Intangible Pension Asset..........................      1,702       1,702
  Cash Value Of Life Insurance......................      5,857       5,825
  Prepaid Pension Cost..............................        738         832
  Miscellaneous.....................................      3,717       3,700
                                                        -------     -------
  Total Other Assets................................     12,014      12,059

Property, Plant And Equipment.......................    122,961     122,069
  Less Accumulated Depreciation.....................     71,456      70,176
                                                        -------     -------
  Net Properties....................................     51,505      51,893
                                                        -------     -------
Total Assets........................................    $95,051     $94,461
                                                        =======     =======

Part I  FINANCIAL INFORMATION    (Continued)





                                                     September 30     June 30
                                                         2003           2003
                                                     ------------     -------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable....................................... $ 4,292     $ 4,318
  Payroll And Employee Benefits..........................   2,856       5,447
  Dividends Payable......................................     580         146
  Federal Income Taxes...................................     146           0
  Taxes, Other Than Income Taxes.........................   1,237       1,600
  Accrued Pension Contributions..........................     283           0
  Other Accrued Liabilities..............................     123          94
                                                          -------     -------

     Total Current Liabilities...........................   9,517      11,605

Long Term Liabilities:
  Long-Term Debt.........................................   8,880       5,680
  Deferred Employee Compensation.........................   3,208       3,208
  Postretirement Benefits Other Than Pensions............  16,792      16,347
  Deferred Income Taxes..................................     434         544
  Employee Benefits......................................   1,000       1,035
  Other Liabilities......................................     954         927
                                                          -------     -------

     Total Long-Term Liabilities.........................  31,268      27,741


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
    2,000,000 Shares;  1,442,165 Shares Outstanding at
    September 30, 2003 and 1,450,465 at June 30, 2003....   1,442       1,451
  Additional Capital.....................................   3,270       3,270
  Retained Earnings......................................  54,667      55,515
  Accumulated Other Comprehensive Loss...................  (5,113)     (5,121)
                                                          -------     -------

     Total Stockholders' Equity..........................  54,266      55,115
                                                          -------     -------

Total Liabilities and Stockholders' Equity............... $95,051     $94,461
                                                          =======     =======




See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (Thousands of Dollars, Except Per Share)




                                                Three Months Ended    Three Months Ended
                                                   September 30          September 30
                                                      2003                  2002
                                                ------------------    ------------------
Net Sales ....................................         $   20,387        $   23,180

Costs And Expenses:

   Cost of Products Sold .....................             18,728            20,818

   Selling And Administrative Expenses........              1,557             1,542

   Interest Expense ..........................                 30                64

   Other Expenses (Income) ...................                 54                68
                                                       ----------        ----------

      Total Costs and Expenses ...............             20,369            22,492
                                                       ----------        ----------

Earnings Before Federal
   Income Taxes ..............................                 18               688

Federal Income Taxes .........................                  6               227
                                                       ----------        ----------

Net Earnings .................................         $       12        $      461
                                                       ----------        ----------



Per Share Of Common Stock:

Basic and Diluted Earnings Per Share..........         $     0.01        $     0.30
                                                       ==========        ==========

Cash Dividends Declared Per Share ............         $     0.40        $     0.64
                                                       ==========        ==========

Weighted Average Shares Outstanding ..........          1,449,653         1,521,537
                                                       ==========        ==========


The above per share amounts for the quarter ended September 30, 2002, have been adjusted to retroactively give effect to a 5 for 4 stock split declared by the Company's Board of Directors on February 14, 2003, paid April 1, 2003.



See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)



                                                             Three Months
                                                                Ended
                                                             September 30
                                                           2003         2002
                                                         -------      --------
Operating Activities
  Net Earnings ....................................      $    12       $   461

  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation and Amortization ...............        1,620         1,598
      Increase In Cash Value of Life Insurance ....          (33)          (33)
      Change In Deferred Income Taxes .............         (141)          (33)
      Employee Benefits ...........................          (35)          (36)
      Other .......................................          556           138
    Changes In Operating Assets And Liabilities:
      Accounts Receivable .........................         (134)         (118)
        Inventories And Prepaid Expenses ..........       (1,001)         (709)
        Accounts Payable And Accrued Expenses .....       (2,522)       (4,069)
                                                         -------       -------

Net Cash Used In Operating Activities .............       (1,678)       (2,801)

Investing Activities
  Purchases of Property, Plant And Equipment-Net ..       (1,232)       (1,495)
                                                         -------       -------

Net Cash Used In Investing Activities .............       (1,232)       (1,495)

Financing Activities
  Additional Borrowings Under Bank Credit Agreement        3,200         5,275
  Purchase of Common Stock ........................         (289)         (807)
  Dividends Paid ..................................         (145)         (123)
                                                         -------       -------

Net Cash Provided By Financing Activities .........        2,766         4,345
                                                         -------       -------

Increase (Decrease) In Cash .......................         (144)           49

Cash At Beginning Of Period .......................          416           199
                                                         -------       -------
Cash At End Of Period .............................      $   272       $   248
                                                         =======       =======





See Accompanying Notes.

                               FEDERAL SCREW WORKS
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Application of these accounting principles requires the Company's management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions pertaining to the accounting policies described below. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2003, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004.



NOTE B - DEBT

On October 17, 2003, Comerica Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2006, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2008. As of September 30, 2003, there was $8,880,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.



NOTE C - DIVIDENDS

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration. The Board of Directors, in February, 2003, declared a 5 for 4 split of the common stock of the Company to be distributed April 1, 2003, to shareholders of record March 3, 2003. The stock split resulted in the distribution of one share of common stock for each four shares of common stock held on the record date.

The stock split has been retroactively reflected in the accompanying financial statements.

NOTE D - INVESTMENTS

The Company has invested approximately $3,549,000 and $3,532,000 as of September 30, 2003, and June 30, 2003, respectively, which has been designated for payment of certain liabilities related to deferred compensation plans. These amounts were recorded in miscellaneous assets within the balance sheets. In accordance with Statement of Financial Accounting Standards No. 115 ("FASB 115") the Company has classified all investments as "available-for-sale" because they are freely tradable. The Company recorded a decrease in unrealized loss of $8,000, net of tax, for the three month period ended September 30, 2003, from its investments, which is reflected in Accumulated
Other Comprehensive Loss.

NOTE E - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

                                                     Three Months Ended
                                                       September 30
                                                      2003      2002
                                                     ------    ------
Net earnings                                         $   12    $  461
Unrealized gains and (losses) on securities
  available-for-sale, net of taxes                        8         0
                                                     ------    ------

Total comprehensive income (loss)                    $   20    $  461



The components of accumulated comprehensive
   loss are as follows:
                                                  September 30    June 30
                                                      2003         2003
                                                  ------------    -------
Unrealized loss on securities available-
  for-sale, net of taxes                             $   33       $   41

Minimum pension liability, net of taxes               5,080        5,080
                                                     ------       ------
Accumulated other comprehensive loss                 $5,113       $5,121





Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS: Net sales for the Company's first quarter ended September 30, 2003, decreased $2,793,000, or (12.1%), compared with net sales for the first quarter of the prior year. The decrease is attributable to decreased demand from U.S. based automobile manufacturers due to their decreased production during the period. The Company's customers are primarily U.S. based automobile manufacturers and their suppliers.

Gross profit for the three month period ended September 30, 2003, decreased $703,000, or (29.8%), as compared with the first quarter of the prior year. The decrease is attributable to the decrease in net sales, resulting from a decrease in North American automotive sales and production.

Selling and administrative expenses increased $15,000, or 1.0%, for the first quarter ended September 30, 2003, as compared with the first quarter of the prior year. The increase is attributable to the increase in the cost of insurance and related expenses.

Other expenses decreased $14,000 for the three month period ended September 30, 2003, as compared with the first quarter of the prior year.

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


DIVIDENDS: The Board of Directors, in August 2003, declared a $.10 per share quarterly dividend, and an extra $.30 per share dividend, both payable October 1, 2003, to shareholders of record September 5, 2003.


LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $3,110,000 from $18,904,000 at June 30, 2003, to $22,014,000 at September 30, 2003. The increase is attributable to the reduction in payroll and employee benefits resulting from payments made under the Company's bonus and profit sharing programs for the prior year, and a reduction in the current year accruals.

At September 30, 2003, the Company had available $16,120,000 under its bank credit agreement. As of that date, the Company was in compliance with all financial covenants under its bank credit agreement.

Capital expenditures for the three month period ended September 30, 2003, were approximately $1.2 million, and, for the year, are expected to approximate $5.6 million, of which approximately $5.3 million has been committed as of September 30, 2003.

The Company's management has determined that a material loss resulting from environmental matters is not reasonably possible.


FORWARD LOOKING STATEMENTS: Certain information in this Form 10-Q contains "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, including with respect to expectations for future periods which are subject to various uncertainties, which could cause actual results to differ materially from those in the forward looking statements, including but not limited to increased competition; the loss of, or reduction in business with, the Company's principal customers; the impact of additional costs of increased quality standards, price reductions or additional capabilities required by the Company's principal customers; changes in expected capital expenditures; work stoppages, strikes and slowdowns at the Company's facilities and those of its customers; adverse changes in economic conditions generally and those of the automotive industry, specifically.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is limited to interest rate risk on its revolving credit and term loan agreement. At September 30, 2003, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the

Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.



PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits included with this Form 10-Q are set forth as on the Index to Exhibits.

         (b) On August 11, 2003, the Company furnished information regarding its financial results for the quarter and year ended June 30, 2003, under Items 7 and 9 of Form 8-K.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Federal Screw Works







Date   November 13, 2003                             /s/ W. T. ZurSchmiede, Jr.
                                                     ---------------------------
                                                     W. T. ZurSchmiede, Jr.
                                                     Chairman of the Board
                                                     and Chief Financial Officer

                               10-Q EXHIBIT INDEX




         EXHIBIT NO.          DESCRIPTION


         Exhibit 10.1.        One Year Extension of Revolving Credit and
                              Term Loan Agreement By And Between Registrant and Comerica Bank Dated October 17, 2003.

         Exhibit 31.1 Certification of the Chief Executive Officer of the Company dated November 13, 2003, relating to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003.

         Exhibit 31.2 Certification of the Chief Financial Officer of the Company dated November 13, 2003, relating to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003.

         Exhibit 32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

         Exhibit 32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.