Form 10-Q
period 2003-12-31
FEDERAL SCREW WORKS
filed 2004-02-13
CIK 34908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549



                                    FORM 10-Q


(Mark One)
                  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

For the period ended             DECEMBER 31, 2003
                      ---------------------------------------------------------

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

At January 30, 2004, the registrant had one class of common stock outstanding, $1.00 par value common stock. There were 1,433,695 shares of such common stock outstanding at that time.

Part I  FINANCIAL INFORMATION



                               FEDERAL SCREW WORKS
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)




                                                      December 31   June 30
                                                          2003        2003
                                                      ------------  ---------
                               ASSETS
Current Assets:

  Cash ...........................................      $   255     $   416

  Accounts Receivable, Less Allowance of $50 .....       12,687      14,096


  Inventories:
    Finished Products.............................        7,531       6,619
    In-Process Products...........................        6,563       6,777
    Raw Materials And Supplies....................        1,000       1,176
                                                         ------      ------
                                                         15,094      14,572

  Prepaid Expenses And Other Current Accounts.....          460         566
  Deferred Income Taxes...........................          918         859
                                                         ------      ------

     Total Current Assets.........................       29,414      30,509


Other Assets:

  Intangible Pension Asset .......................        1,702       1,702
  Cash Value Of Life Insurance....................        5,890       5,825
  Prepaid Pension Cost............................          502         832
  Miscellaneous...................................        4,211       3,700
                                                         ------      ------

     Total Other Assets                                  12,305      12,059

Property, Plant And Equipment.....................      123,850     122,069
  Less Accumulated Depreciation...................       72,601      70,176
                                                         ------      ------

  Net Properties .................................       51,249      51,893
                                                         ------      ------

Total Assets .....................................      $92,968     $94,461
                                                         ======      ======



Part I  FINANCIAL INFORMATION    (Continued)






                                                        December 31   June 30
                                                            2003        2003
                                                        -----------   --------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable....................................    $ 3,637     $ 4,318
  Payroll And Employee Benefits.......................      2,887       5,447
  Dividends Payable ..................................        144         146
  Federal Income Taxes................................        318           0
  Taxes, Other Than Income Taxes .....................      1,546       1,600
  Accrued Pension Contributions.......................        590           0
  Other Accrued Liabilities ..........................        112          94
                                                           ------      ------
     Total Current Liabilities........................      9,234      11,605

Long Term Liabilities:
  Long-Term Debt......................................      7,135       5,680
  Deferred Employee Compensation......................      3,208       3,208
  Postretirement Benefits Other Than Pensions.........     17,238      16,347
  Deferred Income Taxes...............................        170         544
  Employee Benefits...................................        965       1,035
  Other Liabilities...................................        980         927
                                                           ------      ------
     Total Long-Term Liabilities......................     29,696      27,741


Stockholders' Equity:
  Common Stock, $1.00 Par Value, Authorized
  2,000,000 Shares; 1,433,695 Shares Outstanding
  at December 31, 2003 and 1,450,465 at June 30, 2003.      1,434       1,451
  Additional Capital..................................      3,270       3,270
  Retained Earnings ..................................     54,350      55,515
  Accumulated Other Comprehensive Loss................     (5,016)     (5,121)
                                                           ------      ------
     Total Stockholders' Equity.......................     54,038      55,115
                                                           ------      ------

Total Liabilities and Stockholders' Equity............    $92,968     $94,461
                                                           ======      ======




See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (Thousands of Dollars, Except Per Share)




                                                                  Three Months Ended     Six Months Ended
                                                                     December 31             December 31
                                                                   2003        2002       2003       2002
                                                                  ------      ------     ------     ------
Net Sales.....................................................   $21,842     $22,990    $42,229    $46,170

Costs And Expenses:

   Cost of Products Sold......................................    20,057      21,190     38,785     42,008

   Selling And Administrative Expenses........................     1,543       1,479      3,100      3,021

   Interest Expense ..........................................        39          68         69        132

   Other Expenses ............................................        49          72        103        140
                                                                  ------      ------     ------     ------
      Total Costs and Expenses................................    21,688      22,809     42,057     45,301

Earnings Before Federal
   Income Taxes...............................................       154         181        172        869

Federal Income Taxes .........................................        51          59         57        286
                                                                  ------      ------     ------     ------
Net Earnings..................................................   $   103     $   122    $   115    $   583
                                                                  ======      ======     ======     ======

Per Share Of Common Stock:

Basic and Diluted Earnings Per Share..........................   $  0.07     $  0.08    $  0.08    $  0.39
                                                                  ======      ======     ======     ======

Cash Dividends Declared Per Share.............................   $  0.10     $  0.08    $  0.50    $  0.72
                                                                  ======      ======     ======     ======

Weighted Average Shares Outstanding...........................   1,438,120   1,489,628  1,443,886  1,505,583



The above per share amounts for the periods ended December 31, 2002, have been adjusted to retroactively give effect to a 5 for 4 stock split declared by the Company's Board of Directors on February 14, 2003, paid April 1, 2003.







See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)






                                                                     Six  Months
                                                                        Ended
                                                                     December 31
                                                                    2003      2002
                                                                   -----     ------
Operating Activities
  Net Earnings...............................................    $   115    $   583

  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation ..........................................      3,262      3,228
      Increase In Cash Value of Life Insurance...............        (65)       (65)
      Change In Deferred Income Taxes........................       (433)       (45)
      Employee Benefits......................................        (71)       (70)
      Other..................................................        867        586

    Changes In Operating Assets And Liabilities:
      Accounts Receivable....................................      1,409      1,963
Inventories And Prepaid Expenses.............................       (415)     1,603
Accounts Payable And Accrued Expenses........................     (2,369)    (3,791)
                                                                   -----     ------
Net Cash Provided By Operating Activities....................      2,300      3,992

Investing Activities
  Purchases of Property, Plant And Equipment-Net.............     (2,617)    (2,474)
                                                                   -----     ------
Net Cash Used In Investing Activities........................     (2,617)    (2,474)

Financing Activities
  Additional Borrowings Under Credit Agreement...............      1,455      1,545
  Purchase of Common Stock...................................       (573)    (1,988)
  Dividends Paid.............................................       (726)    (1,098)
                                                                   -----     ------
Net Cash Provided By (Used In) Financing Activities..........        156     (1,541)

Decrease In Cash.............................................       (161)       (23)

Cash At Beginning Of Period..................................        416        199
                                                                  ------     ------
Cash At End Of Period........................................    $   255    $   176
                                                                  ======     ======




See Accompanying Notes.

                               FEDERAL SCREW WORKS
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Application of these accounting principles requires the Company's management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgements of the amounts and disclosures included in the financial statements, giving due regard to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions pertaining to the accounting policies described below. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 2003, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004.


NOTE B - DEBT

On October 17, 2003, Comerica Bank approved a one year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2006, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2008. As of December 31, 2003, there was $7,135,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.


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


NOTE D - INVESTMENTS

The Company has invested approximately $4,063,000 and $3,532,000 as of December 31, 2003, and June 30, 2003, respectively, which has been designated for payment of certain liabilities related to deferred compensation plans. These amounts were recorded in miscellaneous assets within the balance sheets. In accordance with Statement of Financial Accounting Standards No. 115 ("FASB 115"), the Company has classified all investments as "available-for-sale" because they are freely tradable. The Company recorded an unrealized gain of $105,000, net of tax, for the six month period ended December 31, 2003, from its investments, which is reflected in Accumulated Other Comprehensive Loss.

NOTE E - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:



                                           Three Months Ended  Six Months Ended
                                               December 31       December 31
                                              2003     2002     2003     2002
                                              ----     ----     ----     ----
Net earnings                                  $103     $122     $115     $583
Unrealized gains and (losses) on
  securities available-for-sale,net of tax      97      (67)     105      (67)
                                               ---      ---      ---      ---

Total comprehensive income                    $200     $ 55     $220     $516
                                               ===      ===      ===      ===



The components of accumulated comprehensive loss are as follows:



                                                  December 31        June 30
                                                      2003            2003
                                                  -----------        -------
Unrealized gains and (losses) on securities
  available-for-sale, net of tax                    $    64          $   (41)
Minimum pension liability, net of tax                (5,080)          (5,080)
                                                     ------           ------
Accumulated other comprehensive loss                $(5,016)         $(5,121)
                                                     ======           ======



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion and analysis sets forth information for the three and six months ended December 31, 2003, compared to the three and six months ended December 31, 2002. This information should be read in conjunction with Managements Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Overview

The Company is a domestic manufacturer of machined, cold formed, hardened and/or ground metal industrial component parts fabricated from metal rod and bar. A large majority of the Company's sales are to manufacturers of automobiles and trucks, with the balance of its sales to manufacturers of nonautomotive durable goods. Due to its focus on sales to automotive manufacturers, the Company's financial performance is dependent upon the overall strength of consumer demand for light trucks and passenger cars.


RESULTS OF OPERATIONS:

The following table sets forth the percent relationship of certain items to net sales for the periods indicated:




                                       Three Months Ended     Six Months Ended
                                           December 31           December 31
                                       2003         2002      2003       2002
                                       ----         ----      ----       ----
Net Sales                              100%         100%      100%       100%
Gross Profit                           8.2          7.8       8.1        9.0
Selling, General & Admin. Expenses     7.1          6.4       7.3        6.5
Interest                               0.2          0.3       0.2        0.3
Other Expenses                         0.2          0.3       0.2        0.3
Earnings Before Federal Income Taxes   0.7          0.8       0.4        1.9
Net Earnings                           0.5          0.5       0.3        1.3

Revenue. Net sales for the Company's second quarter ended December 31, 2003, decreased $1,148,000, or (5.0)%, compared with net sales for the second quarter of the prior year. Net sales for the six month period ended December 31, 2003, decreased $3,941,000 or (8.5)%, compared with the six month period of the prior year. The decrease is attributable to the decreased demand from U.S. based automobile manufacturers due to their decreased production during the period. The Company's customers are primarily U.S. based automobile manufacturers and their suppliers.

Gross profit for the three month period ended December 31, 2003, decreased $15,000, or (0.8)%, as compared with the second quarter of the prior year. Gross profit for the six month period ended December 31, 2003, decreased $718,000, or (17.3)%. The decrease is attributable to the decrease in net sales, resulting from a decrease in North American automotive sales and production. The sales reduction in the current quarter was offset by productivity improvements resulting in a modest decrease in gross profit. The Company has begun to experience raw material cost increases during the third quarter of this fiscal year. The Company is very concerned by the advent of substantial increases in the price of steel, which are largely driven by higher scrap charges incurred by steel suppliers and passed on to the Company.

Selling and administrative expenses increased $64,000, or 4.3%, for the second quarter ended December 31, 2003, as compared with the second quarter of the prior year. Selling and administrative expenses increased $79,000, or 2.6%, as compared with the six month period ended December 31, 2002. The increase is attributable to the increase in the cost of insurance and related expenses.

Other expenses decreased $23,000, or (31.9)%, for the three month period ended December 31, 2003, as compared with the second quarter of the prior year. Other expenses for the six months ended December 31, 2003, decreased $37,000, or (26.4)%, as compared with the six month period ended December 31, 2002. The decrease is the result of declines in value judged to be other than temporary on available-for-sale securities in the prior year.

The Company is dependent upon sales to the two largest U.S. based automobile manufacturers, a condition that has existed for over fifty years. Although the Company has purchase orders from such customers, such purchase orders generally provide for supplying the customers' requirements for a particular model or model year rather than for manufacturing a specific quantity of products. The loss of any one of such customers or significant purchase orders could have a material adverse effect on the Company. These customers are also able to exert considerable pressure on component suppliers to reduce costs, improve quality and provide additional design and engineering capabilities. There can be no assurance that the additional costs of increased quality standards, price reductions or additional capabilities required by such customers will not have a material adverse effect on the financial condition or results of operations of the Company. Due to recent competitive pressures, the Company has been unable to pass increased costs on to its customers.

DIVIDENDS: The Board of Directors, in November, 2003, declared a $0.10 per share quarterly dividend paid January 2, 2004, to shareholders of record December 2, 2003.

LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $1,276,000 from $18,904,000 at June 30, 2003, to $20,180,000 at December 31, 2003. The increase is attributable to the reduction in payroll and employee benefits resulting from payments made under the Company's bonus and profit sharing programs for the prior year and a reduction in the current year accruals. Accounts Receivable decreased $1,409,000 due to decreased sales in December. Sales in December are usually low because customers close their plants for the holidays.

Borrowings under the Revolving Credit and Term Loan Agreement were $7,135,000 at December 31, 2003. As of that date, the Company had available $17,865,000 under the agreement and was in compliance with all financial covenants.

Capital expenditures for the six month period ended December 31, 2003, were approximately $2.6 million, and, for the year, are expected to approximate $6.5 million, of which approximately $6.1 million has been committed as of December 31, 2003.

On December 3, 2003, the Board of Directors authorized the Company to repurchase up to 185,000 shares, or approximately 12.9%, of the Company's outstanding common stock. Under the repurchase program, the Company has authority to repurchase stock through the open market, block purchases, or in negotiated private transactions on an ongoing basis. The repurchases will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. The Board of Directors believes that the repurchase program will allow the Company to be in technical compliance with the Controlled Company exemption from certain new director independence and board committee requirements for companies traded on the Nasdaq Stock Market, Inc. The purchases are expected to be financed from cash generated from operations and additional borrowing capacity under the Revolving Credit and Term Loan Agreement. The Company purchased 8,470 shares during the quarter ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Application of these accounting principles requires the Company's management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions pertaining to the accounting policies. Our critical accounting policies are described in "Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended June 30, 2003.


FORWARD LOOKING STATEMENTS: Certain information in this Form 10-Q contains "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various uncertainties, which could cause actual results to differ materially from those in the forward looking statements, including but not limited to increased costs for steel used to manufacture the Company's products; diversion of business from our customers to overseas manufacturers; increased costs incurred due to recently enacted and proposed changes in securities laws and regulations, as well as recently enacted rules of the Nasdaq Stock Market; increased competition; the loss of, or reduction in business with, the Company's principal customers; the impact of additional costs of increased quality standards, price reductions or additional capabilities required by the Company's principal customers; the ability of the Company to pass cost increases on to its customers; changes in expected capital expenditures; work stoppages, strikes and slowdowns at the Company's facilities and those of its customers; adverse changes in economic conditions generally and those of the automotive industry, specifically.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is limited to interest rate risk on its revolving credit and term loan agreement. At December 31, 2003, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


PART II  OTHER INFORMATION
-------

Item 6.  Exhibits and Reports on Form 8-K

   (a) The exhibits included with this Form 10-Q are set forth as on the Index to Exhibits.

   (b) 1. On October 24, 2003, the Company furnished information regarding its financial results for the quarter and year-to-date as of September 30, 2003, under Items 7 and 12 of Form 8-K.

   (b) 2. On December 3, 2003, the Company furnished information regarding its stock repurchase program under Item 5 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         FEDERAL SCREW WORKS
                                                     --------------------------




Date   February 13, 2004                             /s/ W. T. ZurSchmiede, Jr.
      -------------------                            --------------------------
                                                     W. T. ZurSchmiede, Jr.
                                                     Chairman of the Board and
                                                     Chief Financial Officer

Exhibit Index:

   Exhibit 31.1 Certification of the Chief Executive Officer of the Company dated February 13, 2004, relating to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2003.

   Exhibit 31.2 Certification of the Chief Financial Officer of the Company dated February 13, 2004, relating to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2003.

   Exhibit 32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

   Exhibit 32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.