Form 10-K/A
period 2003-06-30
FEDERAL SCREW WORKS
filed 2004-03-25
CIK 34908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                     For the fiscal year ended June 30, 2003
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________________ to __________________

                         Commission file number 000-1837
                               FEDERAL SCREW WORKS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         MICHIGAN                                          38-0533740
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]                      No[ ]

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

                            Yes [ ]                       No [X]

As of December 31, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates, based on $37.75 per share (the last sale price for the common stock on such date as reported on the Nasdaq SmallCap Market(SM)), was $23,042,298. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 25,2004, is as follows:

                         Title of Class            Number of Shares Outstanding
                         Common Stock,                       1,425,595
                         $1 Par Value

EXPLANATORY NOTE

         We are filing this amendment to our Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on September 26, 2003, solely for the purpose of refiling Exhibits 31.1 and 31.2. Except as specifically indicated herein, no other information included in our Annual Report on Form 10-K is amended by this Form 10-K/A.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FEDERAL SCREW WORKS
                                    (Company)

                                    By: /s/ W. T. ZurSchmiede, Jr.
                                        ----------------------------------------
                                        W. T. ZurSchmiede, Jr.
                                        Chairman, Chief Financial Officer and
                                        Secretary

Date: March 25, 2004

                                  EXHIBIT INDEX

The following exhibits are filed herewith or incorporated by reference. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified below with a "+" symbol after the exhibit number. The Company's SEC file number is 000-01837.

EXHIBIT
  NO.                                     DESCRIPTION
-------                                   -----------
3.1           Company's Articles of Incorporation, were filed as an exhibit to the Company's 1994 Form 10-K, and are incorporated herein by reference.

3.2 Company's By-Laws, as amended on August 29, 2002 were filed as an exhibit to the Company's 2002 Form 10-K, and incorporated herein by reference.

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

EXHIBIT
  NO.                                     DESCRIPTION
-------                                   -----------
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

31.1          Certification of the Chief Executive Officer of Company, dated
              September 26, 2003, relating to the Company's 2003 Form 10-K. (1)

31.2          Certification of the Chief Financial Officer of Company, dated
              September 26, 2003, relating to the Company's 2003 Form 10-K. (1)

32.1          Certification of Chief Executive Officer, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2          Certification of Chief Financial Officer, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)      Filed herewith

(2)      Filed with initial filing of June 30, 2003 Form 10-K