Form 10-Q/A
period 2003-09-30
FEDERAL SCREW WORKS
filed 2004-03-25
CIK 34908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 2003
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]                       No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-5).

                          Yes [ ]                       No [X]

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 25, 2004, is as follows:

                          Title of Class            Number of Shares Outstanding
                          Common Stock,                         1,425,595
                          $1 Par Value

EXPLANATORY NOTE

         We are filing this amendment to our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on November 13, 2003, solely for the purpose of refiling Exhibits 31.1 and 31.2. Except as specifically indicated herein, no other information included in our Quarterly Report on Form 10-Q is amended by this Form 10-Q/A.

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

                                    FEDERAL SCREW WORKS
                                    (Company)

                                    By: /s/ W. T. ZurSchmiede, Jr.
                                        ----------------------------------------
                                        W. T. ZurSchmiede, Jr.
                                        Chairman, Chief Financial Officer and
                                        Secretary

Date: March 25, 2004

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                     DESCRIPTION
-------                                   -----------
10.1          One Year Extension of Revolving Credit and Term Loan Agreement By And
              Between Registrant and Comerica Bank Dated October 17, 2003. (2)

31.1          Certification of the Chief Executive Officer of Company, dated November 13,
              2003, relating to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003. (1)

31.2          Certification of the Chief Financial Officer of Company, dated November 13,
              2003, relating to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003. (1)

32.1          Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2          Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)      Filed herewith

(2)      Filed with initial filing of September 30, 2003 Form 10-Q