Form 10-Q/A
period 2003-12-31
FEDERAL SCREW WORKS
filed 2004-03-25
CIK 34908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended December 31, 2003
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                           $1 Par Value

EXPLANATORY NOTE

         We are filing this amendment to our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on February 13, 2004, solely for the purpose of refiling Exhibits 31.1 and 31.2. Except as specifically indicated herein, no other information included in our Quarterly Report on Form 10-Q is amended by this Form 10-Q/A.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits included with this Form 10-Q are set forth as on the Index to Exhibits.

(b)(1) On October 24, 2003, the Company furnished information regarding its financial results for the quarter and year-to-date as of September 30, 2003, under Items 7 and 12 of Form 8-K.

(b)(2) On December 3, 2003, the Company furnished information regarding its stock repurchase program under Item 5 of Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FEDERAL SCREW WORKS
                                    (Company)

                                    By: /s/ W.T. ZurSchmiede, Jr.
                                        ----------------------------------------
                                        W. T. ZurSchmiede, Jr.
                                        Chairman, Chief Financial
                                        Officer and Secretary

Date: March 25, 2004

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                     DESCRIPTION
-------                                   -----------
31.1           Certification of the Chief Executive Officer of Company, dated February 13,
               2004, relating to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2003. (1)

31.2           Certification of the Chief Financial Officer of Company, dated February 13,
               2004, relating to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2003. (1)

32.1           Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2           Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)      Filed herewith

(2)      Filed with initial filing of December 31, 2003 Form 10-Q