Form 10-K/A
period 2003-06-30
FEDERAL SCREW WORKS
filed 2004-04-14
CIK 34908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K/A-2

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

                     Yes  [ ]                           No [X]


As of December 31, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates, based on $37.75 per share (the last sale price for the common stock on such date as reported on the Nasdaq SmallCap Market(SM)) was $23,042,298. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.

================================================================================

The number of shares outstanding of each of the Registrant's classes of common stock, as of April 8, 2004, is as follows:

             Title of Class                   Number of Shares Outstanding
              Common Stock,                           1,421,595
              $1 Par Value

                       DOCUMENT INCORPORATED BY REFERENCE

Certain information from the Proxy Statement of the Registrant dated September 23, 2003 has been incorporated by reference in response or partial response to
Part III, Items 10, 11, 12 and 13 in this Report.


EXPLANATORY NOTE

         We are filing this amendment No. 2 to our Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on September 26, 2003, and first amended on March 25, 2004, solely for the purpose of re-filing Exhibits 31.1 and 31.2. Except as specifically indicated herein, no other information included in our Annual Report on Form 10-K is amended by this Form 10-K/A-2.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment No.2 to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date:    April 14,2004

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

31.1 Certification of the Chief Executive Officer of Company, dated April 14, 2004, relating to the Company's 2003 Form 10-K, filed herewith.

31.2 Certification of the Chief Financial Officer of Company, dated April 14, 2004, relating to the Company's 2003 Form 10-K, filed herewith.

32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.