Form 10-Q/A
period 2003-09-30
FEDERAL SCREW WORKS
filed 2004-04-14
CIK 34908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549




                                    FORM 10-Q/A-2


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

At April 8, 2004, the Company had one class of common stock outstanding, $1.00 par value common stock. There were 1,421,595 shares of such common stock outstanding at that time.

EXPLANATORY NOTE

         We are filing this amendment No. 2 to our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on November 13, 2003, and first amended on March 25, 2004, solely for the purpose of re-filing Exhibits 31.1 and 31.2. Except as specifically indicated herein, no other information included in our Quarterly Report on Form 10-Q is amended by this Form 10-Q/A-2.

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




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment No. 2 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Federal Screw Works







Date   April 14, 2004                                /s/ W. T. ZurSchmiede, Jr.
                                                     ---------------------------
                                                     W. T. ZurSchmiede, Jr.
                                                     Chairman of the Board
                                                     and Chief Financial Officer

                               10-Q EXHIBIT INDEX




         EXHIBIT NO.          DESCRIPTION


         Exhibit 10.1.        One Year Extension of Revolving Credit and
                              Term Loan Agreement By And Between Registrant and Comerica Bank Dated October 17, 2003, filed as an exhibit to the Company's Form 10-Q for the period ended September 30, 2003, as filed on November 13, 2003, and incorporated herein by reference.

         Exhibit 31.1 Certification of the Chief Executive Officer of the Company dated April 14, 2004, relating to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003.

         Exhibit 31.2 Certification of the Chief Financial Officer of the Company dated April 14, 2004, relating to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003.

         Exhibit 32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

         Exhibit 32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.