Form 10-Q/A
period 2003-12-31
FEDERAL SCREW WORKS
filed 2004-04-14
CIK 34908

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

At April 8, 2004, the registrant had one class of common stock outstanding, $1.00 par value common stock. There were 1,421,595 shares of such common stock outstanding at that time.

EXPLANATORY NOTE

         We are filing this amendment No. 2 to our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on February 13, 2004, and first amended on March 25, 2004, solely for the purpose of re-filing Exhibits 31.1 and 31.2. Except as specifically indicated herein, no other information included in our Quarterly Report on Form 10-Q is amended by this Form 10-Q/A-2.

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




Date   April 14, 2004                                /s/ W. T. ZurSchmiede, Jr.
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