Form 10-Q
period 2004-03-31
FEDERAL SCREW WORKS
filed 2004-05-14
CIK 34908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)
                  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the period ended         March 31, 2004
                     --------------------------------
                                       OR

                  [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the transition period from _____________ to ________________________


Commission File Number:               O-1837
                         --------------------


                               FEDERAL SCREW WORKS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Michigan                          38-0533740
--------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)

   20229 Nine Mile Road, St. Clair Shores, Michigan    48080
------------------------------------------------------------------
 (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code: (586) 443-4200
                                                    ----------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              YES   X      NO
                                                    -----          -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     YES          NO      X
                                               -----               ------

At May 10,2004, the registrant had one class of common stock outstanding, $1.00 par value common stock. There were 1,421,595 shares of such common stock outstanding at that time.

Part I  FINANCIAL INFORMATION
------




                               FEDERAL SCREW WORKS
                            CONDENSED BALANCE SHEETS
                             (Thousands of Dollars)





                                                       March 31     June 30
                                                        2004         2003
                                                       ------       ------
                                                     (unaudited)


                                  ASSETS
Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . .     $    150     $   416

  Accounts Receivable, Less Allowance of $50 . . .       16,291      14,096


  Inventories:
    Finished Products. . . . . . . . . . . . . . .        6,952       6,619
    In-Process Products. . . . . . . . . . . . . .        6,176       6,777
    Raw Materials And Supplies . . . . . . . . . .        1,930       1,176
                                                         ------      ------
                                                         15,058      14,572

  Prepaid Expenses And Other . . . . . . . . . . .          691         566
  Deferred Income Taxes  . . . . . . . . . . . . .          966         859
                                                         ------       -----

     Total Current Assets. . . . . . . . . . . . .       33,156      30,509
                                                         ------      ------


Other Assets:

  Intangible Pension Asset . . . . . . . . . . . .        1,702       1,702
  Cash Value Of Life Insurance . . . . . . . . . .        5,922       5,825
  Prepaid Pension Cost . . . . . . . . . . . . . .          267         832
  Miscellaneous. . . . . . . . . . . . . . . . . .        4,261       3,700
                                                         ------      ------

     Total Other Assets                                  12,152      12,059
                                                         ------      ------


Property, Plant And Equipment. . . . . . . . . . .      126,472     122,069
  Less Accumulated Depreciation. . . . . . . . . .       74,052      70,176
                                                         ------      ------

  Net Properties . . . . . . . . . . . . . . . . .       52,420      51,893
                                                         ------      ------

Total Assets . . . . . . . . . . . . . . . . . . .      $97,728     $94,461
                                                         ======      ======


Part I  FINANCIAL INFORMATION    (Continued)
------



                                                         March 31     June 30
                                                           2004         2003
                                                          ------       ------
                                                        (unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable . . . . . . . . . . . . . . . . . .    $ 4,684     $ 4,318
  Payroll And Employee Benefits  . . . . . . . . . . .      3,591       5,447
  Dividends Payable  . . . . . . . . . . . . . . . . .        143         146
  Federal Income Taxes . . . . . . . . . . . . . . . .        449          --
  Taxes, Other Than Income Taxes . . . . . . . . . . .      1,398       1,600
  Other Accrued Liabilities  . . . . . . . . . . . . .        138          94
                                                           ------      ------

     Total Current Liabilities . . . . . . . . . . . .     10,403      11,605
                                                           ------      ------


Long-Term Liabilities:
  Long-Term Debt . . . . . . . . . . . . . . . . . . .      9,675       5,680
  Deferred Employee Compensation . . . . . . . . . . .      3,725       3,208
  Postretirement Benefits Other Than Pensions. . . . .     17,683      16,347
  Deferred Income Taxes. . . . . . . . . . . . . . . .        307         544
  Employee Benefits  . . . . . . . . . . . . . . . . .        946       1,035
  Other Liabilities  . . . . . . . . . . . . . . . . .      1,006         927
                                                           ------      ------

     Total Long-Term Liabilities . . . . . . . . . . .     33,342      27,741
                                                           ------      ------


Stockholders' Equity:
  Common Stock, $1.00 Par Value: Authorized
  2,000,000 Shares; 1,421,595 Shares Outstanding
  at March 31, 2004, and 1,450,465 at June 30, 2003. .      1,421       1,451
  Additional Capital . . . . . . . . . . . . . . . . .      3,270       3,270
  Retained Earnings  . . . . . . . . . . . . . . . . .     54,287      55,515
  Accumulated Other Comprehensive Loss . . . . . . . .     (4,995)     (5,121)
                                                           ------      ------

     Total Stockholders' Equity. . . . . . . . . . . .     53,983      55,115
                                                           ------      ------

Total Liabilities and Stockholders' Equity . . . . . .    $97,728     $94,461
                                                           ======      ======




See Accompanying Notes.

                               FEDERAL SCREW WORKS
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                    (Thousands of Dollars, Except Per Share)




                                                                   Three Months Ended             Nine Months Ended
                                                                         March 31                      March 31
                                                                  2004            2003            2004          2003
                                                                  ----            ----            ----          ----
Net Sales.....................................................$   24,371    $    25,146      $   66,600    $   71,316
                                                               ---------     ----------       ---------     ---------


Costs And Expenses:

   Cost of Products Sold......................................    21,943         21,999          60,728        64,007

   Selling And Administrative Expenses........................     1,549          1,682           4,649         4,703

   Interest Expense ..........................................        32             46             101           178

   Other Expenses ............................................        56             64             159           204
                                                                  ------     ----------       ---------     ---------

      Total Costs and Expenses................................    23,580         23,791          65,637        69,092
                                                               ---------     ----------       ---------     ---------

Earnings Before Federal
   Income Taxes...............................................       791          1,355             963         2,224

Federal Income Taxes .........................................       260            447             317           733
                                                               ---------     ----------       ---------     ---------

Net Earnings..................................................$      531    $       908      $      646    $    1,491
                                                               =========     ==========       =========     =========



Per Share Of Common Stock:

Basic and Diluted Earnings Per Share..........................$     0.37    $      0.61         $  0.45    $     1.00
                                                               =========     ==========      $   ======     =========

Cash Dividends Declared Per Share.............................$     0.10    $      0.10         $  0.60    $     0.82
                                                               =========     ==========      $=========     =========


Weighted Average Shares Outstanding........................... 1,430,316      1,477,910       1,439,396     1,496,420





See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)





                                                                                           Nine  Months
                                                                                             Ended
                                                                                            March 31
                                                                                          2004     2003
                                                                                         -----    -----
Operating Activities
  Net Earnings....................................................................        $646   $1,491


  Adjustments to Reconcile Net Earnings to Net Cash
    Provided By (Used In) Operating Activities:
      Depreciation ...............................................................       4,923    4,873
      Increase In Cash Value of Life Insurance....................................         (98)     (98)
      Change In Deferred Income Taxes.............................................        (344)      84
      Employee Benefits...........................................................         (89)     (63)
      Other.......................................................................       2,060      665

    Changes In Operating Assets And Liabilities:
      Accounts Receivable.........................................................      (2,195)    (287)
      Inventories And Prepaid Expenses............................................        (611)   2,508
      Accounts Payable And Accrued Expenses.......................................      (1,199)  (1,507)
                                                                                         -----    -----

Net Cash Provided By Operating Activities.........................................       3,093    7,666
                                                                                         -----    -----

Investing Activities
  Purchases of Property, Plant And Equipment-Net..................................      (5,450)  (4,750)
                                                                                         -----    -----

Net Cash Used In Investing Activities.............................................      (5,450)  (4,750)
                                                                                         -----    -----

Financing Activities
  Additional Borrowings Under Credit Agreement....................................       3,995      480
  Purchase of Common Stock........................................................      (1,034)  (2,199)
  Dividends Paid..................................................................        (870)  (1,217)
                                                                                         -----    -----

Net Cash Provided By (Used In) Financing Activities...............................       2,091   (2,936)
                                                                                         -----    -----

(Decrease) In Cash................................................................        (266)     (20)

Cash At Beginning Of Period.......................................................         416      199
                                                                                         -----    -----

Cash At End Of Period.............................................................     $   150  $   179
                                                                                        ======   ======





See Accompanying Notes.

                               FEDERAL SCREW WORKS
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Application of these accounting principles requires the Company's management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these interim financial statements, management has made its best estimates and judgements of the amounts and disclosures included in the financial statements, giving due regard to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions pertaining to the accounting policies described below. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 2004, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004.


NOTE B -- DEBT

On October 17, 2003, Comerica Bank approved a one-year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement, the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2006, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2008. As of March 31, 2004, there was $9,675,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.


NOTE C -- DIVIDENDS

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration. The Board of Directors, in February 2003, declared a 5 for 4 split of the common stock of the Company to be distributed April 1, 2003, to shareholders of record on March 3, 2003. The stock split resulted in the distribution of one share of common stock for each four shares of common stock held on the record date.

The stock split has been retroactively reflected in the accompanying financial statements.


NOTE D -- INVESTMENTS

The Company has invested approximately $4,112,000 and $3,532,000 as of March 31, 2004, and June 30, 2003, respectively, which has been designated for payment of certain liabilities related to deferred compensation plans. These amounts were recorded in miscellaneous assets within the balance sheets. In accordance with Statement of Financial Accounting Standards No. 115 ("FASB 115"), the Company has classified all investments as "available-for-sale" because they are freely tradable. The Company recorded an unrealized gain of $126,000, net of tax, for the nine-month period ended March 31, 2004, from its investments, which is reflected in Accumulated Other Comprehensive Loss.

NOTE E -- COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:



                                            Three Mo. Ended    Nine Mo. Ended
                                                 March 31         March 31
                                              2004     2003     2004     2003
                                              ----     ----     ----     ----
Net earnings                                  $531     $908     $646   $1,491
Unrealized gains (losses) on
  securities available-for-sale,net of tax      21      (24)     126      (91)
                                               ---      ---      ---      ---


Total comprehensive income                    $552     $884     $772   $1,400
                                              ====     ====     ====   ======



The components of accumulated other comprehensive loss are as follows:


                                                     March 31       June 30
                                                       2004           2003
                                                       ----           ----
Unrealized gains (losses) on securities
  available-for-sale, net of tax                    $    85        $   (41)
Minimum pension liability, net of tax                (5,080)        (5,080)
                                                     ------         ------

Accumulated other comprehensive loss                $(4,995)       $(5,121)
                                                     ======         ======



NOTE F-- EMPLOYEE BENEFIT PLANS

The Company sponsors three defined benefit plans covering substantially all employees. Benefits under two of the plans are based on negotiated rates times years of service. Under the remaining plan, benefits are based on compensation during the years immediately preceding retirement and years of service. It is the Company's policy to make contributions to these plans sufficient to meet minimum funding requirements of the applicable laws and regulations, plus such additional amounts, if any, as the Company's actuarial consultants advise to be appropriate.

The components of new periodic benefit cost are as follows:



                                            Three Mo. Ended     Nine Mo. Ended
                                                March 31            March 31
                                             2004       2003     2004     2003
                                             ----       ----     ----     ----
Service cost                                 $207       $186     $622     $559

Interest cost                                 472        461    1,417    1,383

Expected return on plan assets               (533)      (526)  (1,600)  (1,578)

Amortization of transition asset              (30)       (29)     (89)     (86)

Amortization of prior service cost             57         60      169      181

Amortization of unrecognized loss             156         47      468      139
                                              ---        ---      ---      ---

Net periodic benefit cost                    $329       $199     $987     $598
                                             ====       ====     ====     ====





The Company contributed $600,000 to the plans in the quarter ended March 31, 2004. No additional contributions were made or are expected to be made in fiscal 2004.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion and analysis sets forth information for the three and nine months ended March 31, 2004, compared to the three and nine months ended March 31, 2003. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.



OVERVIEW: The Company is a domestic manufacturer of machined, cold formed, hardened and/or ground metal industrial component parts fabricated from metal rod and bar. The Company's products consist of many different parts, such as locknuts, bolts, piston pins, studs, bushings and shafts, which have sales volumes that range from a few hundred pieces per month to over one million pieces per month. Historically, over 85% of the Company's sales are to manufacturers of automobiles and trucks, with the balance of its sales to manufacturers of nonautomotive durable goods. Due to its focus on sales to automotive manufacturers, the Company's financial performance is dependent upon the overall strength of consumer demand for light trucks and passenger cars. When there is an increase in production of vehicles for which the Company supplies parts, the Company's sales generally increase, while decreased vehicle production reduces the demand for the Company's products. Customer requirements for the Company's parts may vary on a weekly basis depending on their production schedules.



The Company saw material increases in several of its cost components during the quarter, including increased steel prices and professional fees related to recently enacted securities legislation. The Company's management believes that it may continue to face challenges in controlling costs in these areas in the future, as well as in other large cost components, such as health care and energy. The Company strives to manage these costs in a methodical and persistent manner, and to offset cost increases by expansion of its range of technical capabilities through production of more sophisticated, complex parts, yielding higher, more durable margins.



RESULTS OF OPERATIONS: The following table sets forth the percent relationship of certain items to net sales for the periods indicated:



                                       Three Months Ended    Nine Months Ended
                                             March 31             March 31
                                       2004         2003      2004       2003
                                       ----         ----      ----       ----
Net Sales                              100%         100%      100%       100%
Gross Profit                           9.9         12.5       8.8       10.2
Selling & Administrative Expenses      6.4          6.7       7.0        6.6
Interest Expense                       0.1          0.2       0.2        0.2
Other Expenses                         0.2          0.3       0.2        0.3
Earnings Before Federal Income Taxes   3.2          5.3       1.4        3.1
Net Earnings                           2.2          3.6       1.0        2.1



REVENUE: Net sales for the Company's third quarter ended March 31, 2004, decreased $775,000, or (3.1)%, compared with net sales for the third quarter of the prior year. Net sales for the nine-month period ended March 31, 2004, decreased $4,716,000, or (6.6)%, compared with the nine-month period of the prior year. The decrease is attributable to the decreased demand from U.S. based automobile manufacturers due to their decreased production during the period. Even though the net sales decreased 3.1% in the current quarter, the period ended with slightly higher sales of $705,000 in March 2004 compared to March 2003. The Company is unable to predict, at this time, if this increase will continue throughout the fourth quarter of fiscal 2004. The Company's customers are primarily U.S. based automobile manufacturers and their suppliers.

Gross profit for the three-month period ended March 31, 2004, decreased $719,000, or (22.8)%, as compared with the third quarter of the prior year. Gross profit for the nine-month period ended March 31, 2004, decreased $1,437,000, or (19.7)%, as compared with the nine-month period of the prior year. The decrease is attributable to higher steel prices, combined with the decrease in net sales during the relevant period, as noted above. As mentioned in the Company's Form 10-Q for the second quarter of fiscal 2004, the Company began to experience raw material cost increases in the third quarter of this year. Those increases are largely caused by higher scrap charges incurred by steel suppliers and passed on to the Company in the form of surcharges. The material cost increases approximated $400,000 in the third quarter ended March 31, 2004. The surcharges have varied from 9% to 28% of the base price of steel. The Company has been unable to pass the increases on to its customers. The Company expects to pay steel surcharges throughout the fourth quarter of fiscal 2004. The future impact of these surcharges on material costs cannot be quantified at this time, however, because of the market volatility in steel surcharges.

Selling and administrative expenses decreased $133,000, or (7.9%), for the third quarter ended March 31, 2004, as compared with the third quarter of the prior year. Selling and administrative expenses decreased $54,000, or (1.1%), as compared with the nine-month period ended March 31, 2003. Professional fees have increased $37,000 due to compliance with new regulations enacted in response to the Sarbanes-Oxley Act of 2002. Insurance costs have also increased $70,000 due to an overall increase in premiums in the insurance market. These increases have been offset by a reduction of $227,000 in the bonus accruals due to the decrease in earnings.

Interest expense decreased by 30% and 43% in the three and nine-month periods, respectively, ended March 31, 2004, due to lower interest rates and an increase in interest capitalized as part of Plant, Property and Equipment due to increased time required to manufacture and prepare equipment to be capitalized.

Other expenses decreased $8,000, or (12.5)%, for the three-month period ended March 31, 2004, as compared with the third quarter of the prior year. Other expenses for the nine months ended March 31, 2004, decreased $45,000, or (22.1)%, as compared with the nine-month period ended March 31, 2003. The decrease is the result of declines of $21,000 in value judged to be other than temporary on available-for-sale investment securities in the prior fiscal year and increases of $22,000 in investment income in the current fiscal year.

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


DIVIDENDS: Dividends paid decreased $347,000 in the nine months ended March 31, 2004, compared to the same period last year. In addition to quarterly dividends of $.10 per share in fiscal 2003, the Company paid a dividend of $.30 per share on October 1, 2003, compared to a dividend of $.56 on October 1, 2002. The decrease was attributable to lower earnings in fiscal 2003. The Board of Directors, in February, 2004, declared a $.10 per share quarterly dividend, which was paid April 1, 2004, to shareholders of record March 5, 2004.

LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $3,849,000 from $18,904,000 at June 30, 2003, to $22,753,000 at March 31, 2004. The increase is attributable to the reduction in payroll and employee benefits resulting from payments made under the Company's bonus and profit sharing programs for the prior year and a reduction in the current year accruals. Accounts receivable increased $2,195,000 due to increased sales in March, 2004, compared to March, 2003. Also, one large customer extended its payment terms from paying on the 28th of every month to paying on the 2nd of the following month. This increased accounts receivable $1,026,000 at March 31, 2004. Inventories increased by $486,000 from $14,572,000 at June 30, 2003, to $15,050,000 at March 31, 2004.
This increase is due to the increased steel prices, previously discussed.

In the condensed statements of cash flows, other adjustments to reconcile net earnings to net cash provided by operating activities increased $1,395,000 during the nine months ended March 31, 2004, compared with the same period in the prior year. This was due to $455,000 paid under the Company's Supplemental Employee Retirement Plan in the nine-months ended March 31, 2003. The balance is primarily a reclassification of accrued expenses previously included in accounts payable and accrued expenses.

Borrowings under the Revolving Credit and Term Loan Agreement were $9,675,000 at March 31, 2004. As of that date, the Company had available an additional $15,325,000 under the agreement and was in compliance with all financial covenants.

Capital expenditures for the nine-month period ended March 31, 2004, were approximately $5.4 million and, for the year, are expected to approximate $8.9 million, of which approximately $8.6 million has been committed as of March 31, 2004.

On December 3, 2003, the Board of Directors authorized the Company to repurchase up to 185,000 shares, or approximately 12.9%, of the Company's then outstanding common stock. Under the repurchase program, the Company has the authority to repurchase stock through the open market, block purchases, or in negotiated private transactions on an ongoing basis. The repurchases will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. The Board of Directors believes that the repurchase program will allow the Company to be in technical compliance with the Controlled Company exemption from certain new director independence and board committee requirements for companies traded on the Nasdaq Stock Market, Inc. The purchases are expected to be financed from cash generated from operations and additional borrowing capacity under the Revolving Credit and Term Loan Agreement. For information regarding shares purchased under this repurchase program during the quarter ended March 31, 2004, see "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities".



CRITICAL ACCOUNTING POLICIES: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Application of these accounting principles requires the Company's management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates and underlying assumptions. In the event estimates or underlying assumptions prove to be different from actual amounts, adjustments are made in the subsequent period to reflect more current information. The Company believes that the following significant accounting policies involve management's most difficult, subjective judgments or involve the greatest uncertainty.

INVESTMENTS AND MARKETABLE SECURITIES -- The Company accounts for certain of its investments under SFAS No. 115 as securities available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income or loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. The fair value of marketable securities is based on quoted market value. The Company reviews its investments to determine if the value shows a decline that has been deemed other than temporary. The use of different judgments could negatively affect the Company's results of operations for the period.

REVENUE RECOGNITION -- The Company recognizes revenue from product sales when goods are shipped and title has transferred to the customer. For one of its customers, product is shipped to the customer's warehouse and title transfers and revenue is recognized when this customer consumes the goods from its warehouse and notifies us. The annual revenue from this customer represents 1.3% of total sales. An estimated reserve is recorded for anticipated returns and credit memos which will be issued on sales recognized to date. The use of different estimates could negatively affect the Company's results of operations. The Company has several product lines, but only one reportable segment. Providing revenues from each product line or each group of product lines is impracticable. The SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. The Company has concluded its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE -- Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience. Also, the Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses. The Company considers a number of factors in determining its estimates, including the length of time its trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation and the condition of the general economy and the industry as a whole. The use of different estimates could negatively affect the Company's results of operations for the period.

INVENTORIES -- Inventories area stated at the lower of cost or market. Cost, determined by the last-in, first-out method, is used for certain raw material inventories; the remaining inventories are costed using the first-in, first-out method. Provision is made to reduce inventories to net realizable value for excess and/or obsolete material. The Company periodically reviews its inventory levels in order to identify obsolete and slow-moving inventory. The Company estimates excess or obsolete inventory based principally upon contemplated future customer demand for the Company's products. The use of different assumptions in determining slow-moving and obsolete inventories would result in different charges to cost of sales in each period presented and could negatively affect the Company's results of operations.

WORKERS' COMPENSATION RESERVE -- The Company is self-insured for workers' compensation claims for up to $350,000 per claim. The Company has excess liability insurance with an outside insurance carrier to minimize its risks to catastrophic claims. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using certain assumptions based on the Company's experience under this program. Factors considered in estimating our reserves are the nature of outstanding claims, estimated costs to settle existing claims and loss history. Significant changes in the factors described above could have a material adverse impact on future operating results.



FORWARD LOOKING STATEMENTS: Certain information in this Form 10-Q contains "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods which are subject to various uncertainties, which could cause actual results to differ materially from those in the forward looking statements. These uncertainties include, but are not limited to:

  o   increased costs for steel used to manufacture the Company's products;
  o   diversion of business from our customers to overseas manufacturers;
  o increased costs incurred due to recently enacted and proposed changes in securities laws and regulations, as well as recently enacted rules of The Nasdaq Stock Market;
  o   increased healthcare, energy and other costs;
  o   increased competition;
  o inability of the Company to expand its range of technical capabilities through the production of more sophisticated, complex parts, yielding higher, more durable margins;
  o the loss of, or reduction in business with, the Company's principal customers;
  o   fluctuations in demand for the Company's products;
  o the impact of additional costs of increased quality standards, price reductions or additional capabilities required by the Company's principal customers;
  o   the ability of the Company to pass cost increases on to its customers;
  o   changes in expected capital expenditures;
  o work stoppages, strikes and slowdowns at the Company's facilities and those of its customers; and

  o adverse changes in economic conditions generally and those of the automotive industry, specifically.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is limited to interest rate risk on its Revolving Credit and Term Loan Agreement. At March 31, 2004, the carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material. Borrowings under the Revolving Credit and Term Loan Agreement are subject to variable interest rates. A one hundred basis point increase in interest rates would have resulted in additional interest expense of $13,000 for the quarter ended March 31, 2004.


Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be disclosed in the Company's periodic reports filed with the SEC. There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2004 identified in connection with the Company's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


PART II  OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the Company's stock repurchases for the three-months ended March 31, 2004:


                                                                                         MAXIMUM NUMBER
                                                                 TOTAL NUMBER          OF SHARES THAT
                                                                  OF SHARES              MAY YET BE
                                                                 PURCHASED AS             PURCHASED
                    TOTAL NUMBER                                   PART OF                UNDER THE
                     OF SHARES           AVERAGE PRICE            PUBLICLY                 PROGRAM
     PERIOD          PURCHASED           PAID PER SHARE           ANNOUNCED
                        (a)                                       PROGRAM
  January 2004             0                     0                      0                  181,030

  February 2004        8,100                $38.34                  8,100                  172,930

  March 2004           4,000                $38.15                  4,000                  168,930

  Total               12,100                $38.28                 12,100                  168,930




(a) All shares repurchased during the third quarter of fiscal 2004 were purchased through a publicly announced stock repurchase program. For a description of the program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits included with this Form 10-Q are set forth on the Index to Exhibits.

     (b)  Current Reports on Form 8-K.

           (1) On February 5, 2004, the Company furnished information regarding its financial results for the quarter and six-month period ended December 31, 2003, under Items 7 and 12 of Form 8-K.

           (2) On March 29, 2004, the Company furnished information regarding its change in certifying accountants from Ernst & Young LLP to Crowe Chizek and Company LLC, under Items 4 and 7 of Form 8-K.




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FEDERAL SCREW WORKS
                                         -------------------





Date   May 14, 2004                         /s/ W. T. ZurSchmiede, Jr.
      --------------                        ------------------------------------
                                            W. T. ZurSchmiede, Jr.
                                            Chairman of the Board and
                                            Chief Financial Officer

Exhibit Index:


   Exhibit 31.1 Certification of the Chief Executive Officer of the Company dated May 14, 2004, relating to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004.

   Exhibit 31.2 Certification of the Chief Financial Officer of the Company dated May 14, 2004, relating to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004.


   Exhibit 32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

   Exhibit 32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.