Form 10-K
period 2004-06-30
FEDERAL SCREW WORKS
filed 2004-09-27
CIK 34908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

                   Yes [X]                               No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                   Yes [ ]                               No [X]

As of December 31, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates, based on $37.75 per share (the last sale price for the common stock on such date as reported on the Nasdaq SmallCap Market (SM)), was $23,042,298. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates.

================================================================================

The number of shares outstanding of each of the registrant's classes of common stock, as of September 1, 2004, is as follows:

Title of Class                          Number of Shares Outstanding
--------------                          ----------------------------
Common Stock,                                    1,411,595
$1 Par Value

                       DOCUMENT INCORPORATED BY REFERENCE

Certain information from the Proxy Statement of the registrant dated September 27, 2004 has been incorporated by reference in response or partial response to
Part III, Items 10, 11, 12, 13 and 14 in this Report.

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

      Approximately 93% of the Company's net sales in fiscal 2004 (93% and 91% in fiscal 2003 and fiscal 2002, respectively) were made either directly or indirectly to automotive companies. The Company generally does not require collateral from its customers.

      While the Company holds a number of patents, it believes that the successful continuation of its business is not dependent on any single patent or group of patents, trademarks, or licenses. The Company retains the rights to certain royalties related to an exclusive license agreement with semiconductor manufacturer Silicon Systems incorporated (SSi), whereunder SSi will produce and market certain phonetic speech synthesizer chips under the SSi product name. The Company does not consider the royalty agreement to be material to its business.

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

      Customers comprising 10% or greater of the Company's net sales are summarized as follows:

                                                                  2004            2003         2002
                                                                  ----            ----         ----
Ford Motor Company.......................................          33%             34%          35%
TRW Automotive...........................................          15%             14%          11%
General Motors Corporation...............................          12%             12%          13%
All Others...............................................          40%             40%          41%
                                                                  ---             ---          ---
                                                                  100%            100%         100%
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

      As of August 31, 2004, the Company had an estimated backlog of firm orders amounting to approximately $8,450,000, all of which are expected to be filled within the 2005 fiscal year. The comparable backlog as of August 31, 2003 amounted to approximately $12,350,000.

      The manufacture and sale of the Company's products is an extremely competitive business. Because industry statistics are not available, the Company is unable to accurately determine the number of its competitors, nor to state its competitive position in its principal market as a supplier of parts to automotive customers. However, the Company believes that it is generally considered a leading producer of its principal type of product. While the Company does not believe that there is any single domestic supplier, or small group of suppliers, which is dominant in its principal markets, the Company is aware that there are companies making similar products, with greater sales and resources than the Company. The Company is also aware that in recent years the activity of foreign competitors manufacturing similar products has increased. The quality of the product, the product's price and service to customers are the principal methods of competition. There is no assurance that the Company will be able to successfully compete in future periods.

      Research and development activity expenses during each of the last three fiscal years is not deemed material.

      The Company has experienced no material effects in complying with government environmental regulations.

      The Company presently employs 376 hourly-rated and salaried personnel. The Company's hourly work forces at the Chelsea and Romulus facilities are unionized. The Company's contracts with the unions in Chelsea and Romulus expire in May of 2005 and January of 2007, respectively.

      In fiscal years 2002 and 2003, the Company's sales to customers outside the United States were not significant. In fiscal 2004, the Company's sales continued to be primarily to customers within the United States; however, approximately 18% of the Company's sales were to customers in Canada, composed primarily of sales to TRW Automotive and the Canadian operations of General Motors Corporation and the Ford Motor Company. Sales to customers outside the United States and Canada in fiscal 2004 were not significant.

ITEM 2. PROPERTIES.

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

      In August, 1994, the Company leased a 16,000 square foot facility in Romulus, Michigan to conduct engineering and manufacturing development activities. This facility, known as the Technical Center, gives the Company sufficient room to try out new primary and secondary equipment, tooling, and parts feeding and automation devices, as well as permitting the Company to rebuild recently purchased used equipment.

      In June of 2001, the Company began operations in a new 43,000 square foot plant in Boyne City, Michigan. This division manufactures machined products for the refrigeration and automotive industries.

      The Company's corporate offices are located at 20229 Nine Mile Road, St. Clair Shores, an eastern suburb of Detroit, Michigan. The Company occupies 12,000 square feet of space under a ten year lease expiring in 2009 (renewable for two additional periods of five years each).

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

ITEM 3. LEGAL PROCEEDINGS.

      Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Inapplicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

      The persons listed below are currently executive officers of the Company.

      NAME                                                           POSITION                                               AGE
      ----                                                           --------                                               ---
Thomas ZurSchmiede                 Chief Executive Officer since 2002; President of the Company since 1994; Vice             53
                                   President - Big Rapids Division, 1988 - 1994; Vice President - Corporate
                                   Development, 1984 - 1988; Director of Corporate Development, 1983 - 1984, all
                                   of the Company.

Robert F. ZurSchmiede              Executive Vice President and Chief Operating Officer since 2002; Vice President -         51
                                   Traverse City Division in 1999 and Romulus Division of the Company 1986 to 2002;
                                   Vice President and General Manager of the Romulus Division, 1984 to 1986; Assistant
                                   General Manager of the Romulus Division, 1983 to 1984; Assistant Manufacturing
                                   Manager, Romulus Division, 1982 to 1983, all of the Company.

W.T. ZurSchmiede, Jr.              Chairman of the Board, Chief Financial Officer and Secretary since 2002; Chairman of      78
                                   the Board and Chief Executive Officer of the Company, 1978 to 2002; Chief Financial
                                   Officer, Secretary and Treasurer, 1988 to 2002; President and Chief Executive
                                   Officer of the Company, 1970 to 1978.

John M. O'Brien                    Vice President-Sales and Marketing since 1986; Vice President-General Sales Manager,      54
                                   1984 to 1986; General Sales Manager, 1982 to 1984; Sabbatical at Stanford University
                                   Business School, 1981 to 1982; Sales Representative, 1975 to 1981, all of the
                                   Company.

Jeffrey M. Harness                 Vice President of Boyne City Division (since 2001) and Vice President and General         48
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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      The Company's common stock is traded on the Nasdaq SmallCap Market(SM) under the symbol "FSCR."

      The following table sets forth the quarterly high and low sales prices as reported by the Nasdaq Small Cap Market(SM). Quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                  2004                           2003
                                  ----                           ----
                           High           Low            High            Low
                           ----           ---            ----            ---
1st Quarter             $  36.30       $  33.95       $  33.24        $  30.76
2nd Quarter                37.89          29.50          33.60           31.40
3rd Quarter                39.79          36.90          34.24           32.14
4th Quarter                37.95          35.31          38.00           33.75

      At September 2, 2004, there were approximately 734 holders of record of the Company's common stock.

      For a discussion of dividends declared by the Company for the two most recent fiscal years, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends."

      The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

      The following table summarizes the Company's stock repurchases for the three months ended June 30, 2004:

                                                                                      TOTAL NUMBER OF
                                                                                      SHARES PURCHASED            MAXIMUM NUMBER
                                 TOTAL NUMBER OF                                    AS PART OF PUBLICLY         OF SHARES THAT MAY
                                     SHARES               AVERAGE PRICE PAID             ANNOUNCED               YET BE PURCHASED
  PERIOD                          PURCHASED (a)               PER SHARE                   PROGRAM               UNDER THE PROGRAM
  ------                          -------------               ---------                   -------               -----------------
April 2004                                0                    $    0                          0                           0
May 2004                                  0                         0                          0                           0
June 2004                            10,000                     36.55                     10,000                     158,930
                                     ------                    ------                     ------                     -------
Total                                10,000                    $36.55                     10,000                     158,930
                                     ======                    ======                     ======                     =======

      (a) All shares repurchased during the fourth quarter of fiscal 2004 were purchased through a publicly announced stock repurchase program. For a description of the program, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 6. SELECTED FINANCIAL DATA.

         FIVE YEARS ENDED JUNE 30                         2004           2003          2002           2001            2000
OPERATIONS (in thousands)
Net sales                                              $   90,658    $   95,378     $   95,496    $  105,912        $  121,811
Earnings before federal income taxes(1) (2)                 1,699         4,905          6,571         6,873            14,693
Federal income taxes                                          450         1,602          2,066         2,230             4,941
Net earnings(1) (2)                                         1,249         3,303          4,505         4,643             9,752
Depreciation and amortization                               6,644         6,548          5,933         5,131             4,913
Capital expenditures                                        9,032         5,722          7,542        12,405             9,978
Cash dividends declared                                     1,008         1,392          1,402         2,447             2,467

PER SHARE DATA(3)
Net earnings                                           $     0.87    $     2.22     $     2.89    $     2.91        $     6.01
Cash dividends declared                                      0.70          0.92           0.88          1.50              1.47
Book value                                                  41.92         38.00          40.09         37.29             35.96
Market price range
      High                                                  39.79         38.00          32.25         34.40             34.56
      Low                                                   29.50         30.76          26.55         25.76             24.96

RETURN DATA
Net earnings on net sales                                     1.4%          3.5%           4.7%          4.4%              8.0%
Net earnings on stockholders' equity                          2.1%          6.0%           7.3%          7.7%             16.7%

FINANCIAL POSITION AT JUNE 30 (IN THOUSANDS)
Total assets                                           $  106,773    $   94,461     $  102,680    $   99,536        $   94,220

Working capital (net current assets)                       20,837        18,904         20,410        19,861            17,205
Other assets                                               19,877        12,058         16,007        15,975            15,481
Property, plant and equipment (net)                        54,178        51,894         52,729        51,143            43,876
                                                       ----------    ----------     ----------    ----------        ----------
Total assets less current liabilities                      94,892        82,856         89,146        86,979            76,562
Less:
           Long-term debt                                   8,260         5,680          6,340         6,735                 -
           Deferred employee compensation                   4,063         3,208          2,808         2,633             2,076
           Deferred federal income taxes                    2,487           544          1,868         1,940             2,425
           Employee benefits                                  974         1,035          1,100         1,021               975
           Post-retirement benefits                        18,925        16,347         14,835        13,344            11,747
           Other liabilities                                1,015           927            891           850               803
                                                       ----------    ----------     ----------    ----------        ----------
Stockholders' equity (net assets)                      $   59,168    $   55,115     $   61,304    $   60,456        $   58,536
                                                       ==========    ==========     ==========    ==========        ==========

OTHER
Number of employees                                           376           422            443           478               474
Approximate number of stockholders                            734           737            764           891               377
Average shares outstanding(3)                           1,434,888     1,487,942      1,558,479     1,594,109         1,621,775

(1) The year 2002 includes after tax gains of $1,498,000 ($2,180,000 pre-tax) from the sale of stock acquired in the demutualization of insurance companies.

(2) The year 2004 includes a non-cash curtailment charge of $654,000 after-tax ($991,000 pre-tax).

(3) The average shares outstanding and all the per share amounts have been adjusted for both the February, 2003, and the December, 2000, five-for-four stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Financial Statements and Notes thereto.

EXECUTIVE OVERVIEW

      The Company's products are used in the manufacture of light duty trucks and passenger cars made principally by the two largest North American automobile companies. These parts are either shipped directly to automakers or to large automotive component producers, who then supply automakers with their components. North American consumer demand for cars and trucks from these two principal automobile manufacturers therefore largely defines the general market for the Company's products. In the fiscal year just ended, weaker consumer demand reduced automotive production schedules in comparison with the year previous, adversely affecting the Company's sales and earnings. Similarly, recessionary levels of demand from the Company's refrigeration customers continue.

      Price concessions continue to be a significant feature of the Company's relationship with both automakers and component producers. Further, precipitous increases in the price of steel, a major cost component of the Company's operations, were absorbed this fiscal year. As new steel contracts are negotiated, the Company expects the financial impact of this increase to grow although the Company cannot quantify this increase at this time. In general, the Company has been unable to pass this increase on to its customers.

      Within a climate of persistently stagnant consumer demand, sustained pressure for price concessions, and substantial increases in such major cost components as steel, health care, energy, and regulation, industry pressure for the transfer of manufacturing activities to lower cost domestic and overseas producers will intensify. Generally called outsourcing, this process will provide the Company with a heightened risk of loss of current business as well as ample practical opportunities to acquire new business. While all of the Company's operations will be vulnerable to outsourcing, typically but not exclusively on its less difficult parts, it has in fact secured various new parts programs of significant value this past year as a result of outsourcing, including the Company's first large order from a foreign or transplant component producer supplying a foreign automobile manufacturer.

RESULTS OF OPERATIONS

      The following table sets forth the percent relationship of certain items to net sales for the periods indicated:

                                                                  For the Years Ended June 30,
                                                                  ----------------------------
                                                                2004          2003          2002
                                                                ----          ----          ----
Net sales                                                      100.0%        100.0%        100.0%
Gross profit                                                     7.8          11.3          11.2
Selling, general and administrative expenses                     5.9           6.1           6.3
Interest                                                          .2            .2            .2
Other income                                                      .2            .1           2.2
Earnings before federal income taxes                             1.9           5.1           6.9
Net earnings                                                     1.4           3.5           4.7

      The Company reported net sales of $90.7 million in fiscal 2004, which represented a 4.9% decrease from fiscal 2003 sales of $95.4 million. Net sales for fiscal 2003 decreased 0.1% from fiscal 2002 sales of $95.5 million. Net sales in 2004 decreased as a result of reduced vehicle production by Ford, General Motors and Chrysler. Net sales in 2003 decreased slightly for the same reason, although the reduction was less in 2003 than it was in 2004.

      Gross profit decreased to $7.1 million in fiscal 2004, a $3.7 million decrease from fiscal 2003. The decrease is attributable to the decrease in net sales described above, increased steel prices, and curtailment charges related to the Company's benefit plans. Fiscal 2003 gross profit increased $0.1 million from fiscal 2002. The increase was attributable to improved productivity and occurred despite pressure from most of the Company's customers for price reductions. The Company continues to increase productivity through manufacturing process improvements. These improvements are achieved primarily through the purchases of new, more efficient, capital equipment which utilize more recent technologies.

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

      Selling, general and administrative expenses in fiscal 2004 decreased $422,000 primarily because of a $600,000 reduction in bonus accruals due to the decrease in earnings, offset by increases in insurance costs, outside director fees and professional fees, totaling $155,000. The Company expects the outside director fees to increase next year due to the addition of one director. Also, the Company expects professional fees to increase due to continued compliance with new regulations enacted in response to the Sarbanes-Oxley Act of 2002. In fiscal 2003 and 2002, selling, general and administrative expenses were 6.1% and 6.3% of net sales, respectively. Interest expense decreased in fiscal 2004 and 2003 because of a decrease in short-term interest rates under the Company's Revolving Credit and Term Loan Agreement.

      Included in other income for fiscal 2002 is $2,180,000 which the Company received as a result of the sale of stock acquired in connection with the demutualization of insurance companies. The net after-tax gains from these transactions were $997,000 in the second quarter and $501,000 in the third quarter of fiscal 2002.

DIVIDENDS

      Aggregate cash dividends declared in fiscal 2004 were $0.70 per share, $0.22 less than that declared in fiscal 2003 and $0.18 less than that declared in fiscal 2002. The Company declared a 5-for-4 stock split on February 14, 2003, payable as a stock dividend April 1, 2003. The dividend per share amounts have been adjusted to retroactively give effect to the stock split. The Board of Directors, in August 2004, declared a $0.10 per share quarterly cash dividend.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of liquidity and capital resources is cash generated from operating activities and availability under its Revolving Credit and Term Loan Agreement.

      Cash provided by operating activities in fiscal 2004 was $8.6 million compared to $11.1 million in 2003 and $11.7 million in 2002. The decrease in 2004 is primarily a result of reduced earnings and changes in working capital. Working capital at June 30, 2004 equaled $20,837,000 as compared to $18,904,000 at June 30, 2003. Accounts receivable increased $1.1 million in 2004. This increase is due to one large customer extending its payment terms from the 28th of every month to the 2nd of the following month. This increased accounts receivable $870,000 at June 30, 2004. Inventories in fiscal 2004 increased $1.2 million, due in part to rising steel costs and increased quantities of raw material. Because of the volatility in the steel market discussed earlier, the Company increased its inventory to insure an uninterrupted supply to its customers. Accounts payable increased, in part, for the same reason. The cash provided by operating activities in 2003 were comparable to 2002.

      Working capital at June 30, 2003 equaled $18,904,000, as compared to working capital of $20,410,000 at June 30, 2002. The decrease resulted primarily from a decease in inventories. Inventories were reduced to reflect lower demand from the Company's automotive customers and the elimination of strike banks required earlier but no longer necessary with the signing of a new four year contract with the employees of the Company's Romulus

Division effective February 1, 2003. Accounts payable also decreased due to the reduction in inventories. Accounts receivable decreased in fiscal 2003 as a result of lower sales in June, 2003 compared to June 2002.

      Capital expenditures for fiscal 2004 were $9.0 million, primarily related to the purchase of equipment and expansion of activities in order to improve production efficiencies and enable the Company to meet increased future demand for its products. Capital expenditures made for these same purposes in fiscal years 2003 and 2002 were $5.7 million and $7.5 million, respectively. Expenditures for additional equipment during fiscal 2005 are presently expected to approximate $6.6 million, of which $1.4 million had been committed at June 30, 2004. These future capital expenditures are expected to be financed from cash generated from operations and additional borrowing capacity under the Revolving Credit and Term Loan Agreement.

      Net cash provided by financing activities was $0.2 million in fiscal 2004. This compares to $5.1 million used in financing activities in fiscal 2003 and $4.1 million used in financing activities in fiscal 2002. Fluctuations in these activities have been influenced principally by borrowings and repayments under the Company's Revolving Credit and Term Loan Agreement. Repurchases of the Company's common stock have fluctuated due to the availability of stock to purchase. Dividends paid decreased in fiscal 2004 and fiscal 2003 compared to the previous years as a result of reduced earnings.

      On December 3, 2003, the Board of Directors authorized the Company to repurchase up to 185,000 shares, or approximately 12.9%, of the Company's then outstanding common stock. Under the repurchase program, the Company has the authority to repurchase stock through the open market, block purchases, or in negotiated private transactions on an ongoing basis. The repurchases are subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. The Board of Directors believes that the repurchase program will allow the Company to be in technical compliance with the Controlled Company exemption from certain new director independence and board committee requirements for companies traded on the Nasdaq Stock Market, Inc. The purchases are expected to be financed from cash generated from operations and additional borrowing capacity under the Revolving Credit and Term Loan Agreement. For information regarding shares purchased under this repurchase program, see Item
5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities".

      On October 17, 2003, the Company extended its Revolving Credit and Term Loan Agreement by one year. The expiration date for this agreement is now October 31, 2006, and is renewable annually for an additional year. Borrowings up to $25 million and capital expenditures of $16 million annually are permitted under the agreement. The Company has the option to convert borrowings under the facility to a term note through October 31, 2006. Payments under the term note, if the conversion option were exercised, would be made quarterly and could extend to October 31, 2008. Therefore, borrowings under the Revolving Credit and Term Loan Agreement, which were $8,260,000 at June 30, 2004, $5,680,000 at June 30, 2003 and $6,340,000 at June 30, 2002, are classified as long-term debt. The increase is the result of increased capital expenditures in fiscal 2004.

      Statement of Financial Accounting Standards No. 87 requires recognition of a minimum liability for those pension plans with accumulated benefit obligations in excess of the fair values of plan assets at the Company's measurement date of March 31. Accordingly, in the fourth quarter of fiscal 2003, the Company recorded a non-cash charge to shareholders' equity of $5,080,000, after-tax, related to the additional minimum liability for certain underfunded pension plans which decreased shareholders' equity. Pension funding requirements were not affected by the recording of this charge. Further, the charge did not impact net earnings, and was reversed in fiscal 2004 as a result of the fair value of pension plan assets exceeding the accumulated benefit obligations at March 31, 2004.

MARKET RISK

      The Company's market risk is limited to interest rate risk on its Revolving Credit and Term Loan Agreement. At June 30, 2004, the carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material. Borrowings under the Revolving Credit and Term Loan Agreement are subject to variable interest rates. A one hundred basis point increase in interest rates would have resulted in additional interest expense of $58,000 for the year ended June 30, 2004.

IMPACT OF INFLATION AND CHANGING PRICES

      The Company passes increased costs on to customers, to the extent permitted by competition, by increasing sales prices whenever possible. In fiscal 2004, 2003 and 2002, the Company was unable, with a few exceptions, to pass on cost increases incurred due to competitive pressures. Sales price increases in each of these years were insignificant.

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

      Investments and Marketable Securities

      The Company accounts for its investments under FASB 115 as securities available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income or loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. The fair value of marketable securities is based on quoted market value. The Company reviews its investments to determine if the value shows a decline that has been deemed other than temporary. The use of different judgments could negatively affect the Company's results of operations for the period. For the years ended June 30, 2004 and 2003, Federal Screw Works recorded losses of $8,000 and $88,000, respectively, on equity investments as a result of declines in the fair market value of certain of its equity investments deemed to be other-than-temporary.

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

      Allowance for Uncollectible Accounts Receivable

      Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience. Also, the Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses. The Company considers a number of factors in determining its estimates, including the length of time its trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation and the condition of the general economy and the industry as a whole. The use of different estimates could negatively affect the Company's results of operation for the period.

      Price Reductions

      As of June 30, 2004 and 2003, all customer price reductions have been accounted for, therefore no amounts have been accrued.

      Inventories

      Inventories are stated at the lower of cost or market. Cost, determined by the last-in, first-out (LIFO) method, was used for certain raw material inventories; $1,546,000 and $785,000 at June 30, 2004 and 2003, respectively. The remaining inventories are costed using the first-in, first-out (FIFO) method. If inventories valued on LIFO had been valued at current cost, amounts reported at June 30 would have been increased by $994,000 and $499,000 in fiscal 2004 and 2003, respectively. Provision is made to reduce inventories to net realizable value for excess and/or obsolete material. The Company periodically reviews its inventory levels in order to identify obsolete and slow-moving inventory. The Company estimates excess or obsolete inventory based principally upon contemplated future customer demand for the Company's products. The use of different assumptions in determining slow-moving and obsolete inventories would result in different charges to cost of sales in each period presented and could negatively affect the Company's results of operations.

      Workers' Compensation Reserve

      The Company is self-insured for workers' compensation claims for up to $350,000 per claim. The Company has excess liability insurance with an outside insurance carrier to minimize its risks to catastrophic claims. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using certain assumptions based on the Company's experience under this program. Factors considered in estimating our reserves are the nature of outstanding claims, estimated costs to settle existing claims and loss history. Significant changes in the factors described above could have a material adverse impact on future operating results. At June 30, 2004 and 2003, the Company has accrued approximately $727,000 and $809,000, respectively, included in payroll and employee benefits. Workers' compensation expense was $327,000 in fiscal 2004. This compares to $140,000 in fiscal 2003 and $387,000 in fiscal 2002. The expense will vary year to year, depending on the number and severity of injuries incurred.

FORWARD LOOKING STATEMENTS

      Certain information in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forwarding looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods, which are subject to various uncertainties which could cause actual results to differ materially from those in the forward looking statements. These uncertainties include, but are not limited to:

            - increased costs for steel used to manufacture the Company's products;

            - diversion of business from our customers to overseas manufacturers;

            - increased costs incurred due to recently enacted and proposed changes in securities laws and regulations, as well as recently enacted rules of the Nasdaq Stock Market;

            -     increased health care, energy and other costs;

            -     increased competition;

            - inability of the Company to expand its range of technical capabilities through the production of more sophisticated, complex parts, yielding higher, more durable margins;

            - the loss of, or reduction in business with, the Company's principal customers;

            -     fluctuations in demand for the Company's products;

            - the impact of additional costs of increased quality standards, price reductions or additional capabilities required by the Company's principal customers;

            - the ability of the Company to pass cost increases on to its customers;

            -     changes in expected capital expenditures;

            - work stoppages, strikes and slowdowns at the Company's facilities and those of its customers; and

            - adverse changes in economic conditions generally and those of the automotive industry, specifically.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities known as "special purpose entities" (SPEs). In the ordinary course of business, the Company leases certain real properties and equipment as disclosed in Note 4 to the financial statements.

CONTRACTUAL OBLIGATIONS

      The following table summarizes the Company's contractual obligations as of June 30, 2004:

                                                                        Payment Due by Period
                                                                        ---------------------
(Dollars in thousands)                                     Less Than             1 - 3              3 - 5            More Than
Contractual Obligations                   Total              1 Year              Years              Years             5 Years
-----------------------                 ---------          ---------            --------           --------          ---------
Long-Term Debt                          $   8,260          $       -            $  8,260           $      -          $       -
Operating Lease Obligations                 3,103                888               1,627                588                  -
Purchase Obligations                        1,457                826                 631                  -                  -
                                        ---------          ---------            --------           --------          ---------

Total                                   $  12,820          $   1,714            $ 10,518           $    588          $       -
                                        =========          =========            ========           ========          =========

      The Purchase Obligations are the Company's contractual agreement to purchase specific quantities of natural gas at a fixed price.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's market risk is limited to interest rate risk on its Revolving Credit and Term Loan Agreement. At June 30, 2004, the carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material. Borrowings under the Revolving Credit and Term Loan Agreement are subject to variable interest rates. A one hundred basis point increase in the interest rates would result in additional interest expense of $58,000 for the fiscal year ended June 30, 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STATEMENTS OF INCOME
FEDERAL SCREW WORKS

                                                                   YEAR ENDED JUNE 30,
                                                                   -------------------
                                                        2004              2003             2002
                                                        ----              ----             ----
Net sales                                            $ 90,658,205     $ 95,378,392     $ 95,496,398
                                                     ------------     ------------     ------------
Costs and expenses:
         Cost of products sold                         83,589,330       84,554,748       84,834,236
         Selling, general and administrative            5,395,392        5,817,075        5,970,997
         Interest                                         165,292          210,821          235,885
         Other income                                    (190,987)        (109,129)      (2,116,115)
                                                     ------------     ------------     ------------
                                                       88,959,027       90,473,515       88,925,003
                                                     ------------     ------------     ------------

EARNINGS BEFORE FEDERAL INCOME TAXES                    1,699,178        4,904,877        6,571,395
Federal income taxes - Note 5:
         Current                                        1,081,612          854,313        2,210,236
         Deferred (credit)                               (631,612)         747,687         (144,236)
                                                     ------------     ------------     ------------
                                                          450,000        1,602,000        2,066,000
                                                     ------------     ------------     ------------

NET EARNINGS                                         $  1,249,178     $  3,302,877     $  4,505,395
                                                     ============     ============     ============

Average number of common shares outstanding             1,434,888        1,487,942        1,558,479
                                                     ============     ============     ============

Net earnings per common share                        $       0.87     $       2.22     $       2.89
                                                     ============     ============     ============

See accompanying notes.

BALANCE SHEETS
FEDERAL SCREW WORKS

                                                                JUNE 30
                                                        2004               2003
                                                        ----               ----
ASSETS

CURRENT ASSETS
Cash                                                 $     157,068     $     415,797
Accounts receivable, net                                15,243,333        14,095,869
Inventories - Note 1:
      Finished products                                  4,623,653         6,619,098
      In-process products                                9,027,018         6,777,341
      Raw materials and supplies                         2,076,394         1,175,460
                                                     -------------     -------------
Total inventories                                       15,727,065        14,571,899
Prepaid expenses and other                                 841,143           566,626
Deferred federal income taxes - Note 5                     750,000           858,727
                                                     -------------     -------------
TOTAL CURRENT ASSETS                                    32,718,609        30,508,918
                                                     -------------     -------------

OTHER ASSETS
Cash value of life insurance                             5,951,122         5,824,908
Intangible asset - Note 6                                  397,500         1,701,520
Prepaid pension costs - Note 6                           8,990,117           831,827
Investments and other                                    4,538,561         3,700,189
                                                     -------------     -------------
                                                        19,877,300        12,058,444
                                                     -------------     -------------

PROPERTY, PLANT AND EQUIPMENT - NOTES 3 AND 4
Land                                                       552,150           552,150
Buildings and improvements                              14,516,604        14,183,780
Machinery and equipment                                114,361,566       107,333,492
                                                     -------------     -------------

                                                       129,430,320       122,069,422
      Less accumulated depreciation                    (75,252,737)      (70,175,675)
                                                     -------------     -------------

                                                        54,177,583        51,893,747
                                                     -------------     -------------

                                                     $ 106,773,492     $  94,461,109
                                                     =============     =============

FEDERAL SCREW WORKS

                                                                                 JUNE 30
                                                                           2004            2003
                                                                           ----            ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                        $  5,782,224    $ 4,317,841
Payroll and employee benefits                                              4,086,714      5,447,283
Dividends payable                                                            142,160        145,547
Federal income taxes                                                         246,740              -
Taxes, other than income taxes                                             1,562,765      1,599,726
Other accrued liabilities                                                     61,016         94,455
                                                                        ------------    -----------

TOTAL CURRENT LIABILITIES                                                 11,881,619     11,604,852
                                                                        ------------    -----------
LONG-TERM LIABILITIES
Long-term debt - Note 3                                                    8,260,000      5,680,000
Deferred employee compensation - Note 6                                    4,063,182      3,208,393
Deferred federal income taxes - Note 5                                     2,487,000        543,909
Employee benefits                                                            973,966      1,035,452
Postretirement benefits - Note 6                                          18,924,710     16,346,603
Other liabilities                                                          1,014,632        927,242
                                                                        ------------    -----------
                                                                          35,723,490     27,741,599
                                                                        ------------    -----------
STOCKHOLDERS' EQUITY - Notes 2, 9 and 10
Common stock, $1 par value: authorized 2,000,000 shares;
  1,411,595 shares outstanding in 2004 (1,450,465 in 2003)                 1,411,595      1,450,465
Additional capital                                                         3,269,476      3,269,476
Retained earnings                                                         54,393,356     55,515,392
Accumulated other comprehensive income (loss)                                 93,956     (5,120,675)
                                                                        ------------    -----------

                                                                          59,168,383     55,114,658
                                                                        ------------    -----------

                                                                        $106,773,492    $94,461,109
                                                                        ============    ===========

See accompanying notes.

STATEMENTS OF STOCKHOLDERS' EQUITY
FEDERAL SCREW WORKS

YEARS ENDED JUNE 30, 2004, 2003 AND 2002

                                                                                 ACCUMULATED
                                                                                    OTHER            TOTAL
                                         COMMON      ADDITIONAL     RETAINED    COMPREHENSIVE     STOCKHOLDERS'
                                         STOCK         CAPITAL      EARNINGS    INCOME (LOSS)        EQUITY
                                      -----------    ----------   -----------   -------------    --------------
BALANCES AT JULY 1, 2001              $ 1,296,887    $3,269,476   $56,001,953   $    (112,614)   $   60,455,702
Net earnings for the year                                           4,505,395                         4,505,395
Change in unrealized loss on
   securities available-for-sale,
   net of $5,000 tax effect                                                            10,555            10,555
                                                                                                 --------------
Total comprehensive income                                                                            4,515,950
Purchase of 62,794 shares                 (62,794)                 (2,201,970)                       (2,264,764)
Cash dividends declared -
    $0.88 per share                                                (1,402,464)                       (1,402,464)
                                      -----------    ----------   -----------   -------------    --------------

BALANCES AT JUNE 30, 2002               1,234,093     3,269,476    56,902,914        (102,059)       61,304,424

Net earnings for the year                                           3,302,877                         3,302,877
Change in unrealized loss on
   securities available -for-sale,
   net of $32,000 tax effect                                                           61,615            61,615
Minimum pension liability, net of
   $2,502,203 tax effect                                                           (5,080,231)       (5,080,231)
                                                                                                 --------------
Total comprehensive loss                                                                             (1,715,739)
Purchase of 78,600 shares                 (78,600)                 (3,003,440)                       (3,082,040)
Effect of stock split                     294,972                    (294,972)                                -
Cash dividends declared -
    $0.92 per share                                                (1,391,987)                       (1,391,987)
                                      -----------    ----------   -----------   -------------    --------------

BALANCES AT JUNE 30, 2003               1,450,465     3,269,476    55,515,392      (5,120,675)       55,114,658

Net earnings for the year                                           1,249,178                         1,249,178
Change in unrealized loss on
   securities available -for-sale,
   net of $69,000 tax effect                                                          134,400           134,400
Change in minimum pension
   liability, net of $2,502,203
   tax effect                                                                       5,080,231         5,080,231
                                                                                                 --------------
Total comprehensive income                                                                            6,463,809
Purchase of 38,870 shares                 (38,870)                 (1,363,042)                       (1,401,912)
Cash dividends declared -
    $0.70 per share                                                (1,008,172)                       (1,008,172)
                                      -----------    ----------   -----------   -------------    --------------

BALANCES AT JUNE 30, 2004             $ 1,411,595    $3,269,476   $54,393,356   $      93,956    $   59,168,383
                                      ===========    ==========   ===========   =============    ==============

( ) Denotes deduction.

See accompanying notes.

STATEMENTS OF CASH FLOWS
FEDERAL SCREW WORKS

                                                                                         YEAR ENDED JUNE 30,
                                                                               2004             2003             2002
                                                                               ----             ----             ----
OPERATING ACTIVITIES
    Net earnings                                                            $ 1,249,178     $  3,302,877     $  4,505,395
     Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                          6,643,831        6,548,170        5,933,491
       Increase in cash value of life insurance                                (126,214)        (128,825)        (130,278)
       Change in deferred federal income taxes                                 (631,612)      (1,366,649)        (142,671)
       Employee and postretirement benefits                                   2,516,621        1,447,420        1,569,226
       Loss on sale of equipment                                                 63,834            8,599           17,797
       Deferred retirement benefits and other                                 1,147,598         (504,973)         325,509
       Changes in operating assets and liabilities:
          Accounts receivable                                                (1,147,464)         873,981       (1,144,164)
          Inventories, prepaid expenses and other                            (1,429,683)       2,822,278         (211,788)
          Accounts payable and accrued expenses                                 276,767       (1,929,708)         977,802
                                                                            -----------     ------------     ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                     8,562,856       11,073,170       11,700,319
                                                                            -----------     ------------     ------------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                   (9,032,475)      (5,721,886)      (7,541,710)
Proceeds from sale of equipment                                                  40,974                -            4,600
                                                                            -----------     ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                                        (8,991,501)      (5,721,886)      (7,537,110)
                                                                            -----------     ------------     ------------

FINANCING ACTIVITIES
Additional borrowings (principal repayments)
   under bank credit agreement, net                                           2,580,000         (660,000)        (395,000)
Purchases of common stock                                                    (1,401,912)      (3,082,040)      (2,264,764)
Dividends paid                                                               (1,008,172)      (1,391,987)      (1,402,464)
                                                                            -----------     ------------     ------------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                                         169,916       (5,134,027)      (4,062,228)
                                                                            -----------     ------------     ------------

INCREASE (DECREASE) IN CASH                                                    (258,729)         217,257          100,981
Cash at beginning of year                                                       415,797          198,540           97,559
                                                                            -----------     ------------     ------------
CASH AT END OF YEAR                                                         $   157,068     $    415,797     $    198,540
                                                                            ===========     ============     ============

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
FEDERAL SCREW WORKS

DESCRIPTION OF BUSINESS: Federal Screw Works was founded in 1917 and is a domestic manufacturer of industrial component parts, consisting of locknuts, bolts, piston pins, studs, bushings, shafts and other machined and/or ground metal parts, all of which constitute a single business segment. The Company's fiscal year end is June 30.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES: Inventories are stated at the lower of cost or market. Cost, determined by the last-in, first-out (LIFO) method, was used for certain raw material inventories, $1,546,000 and $785,000 at June 30, 2004 and 2003, respectively. The remaining inventories are costed using the first-in, first-out
(FIFO) method. If inventories valued on LIFO had been valued at current cost, amounts reported at June 30 would have been increased by $994,000 and $499,000 in 2004 and 2003, respectively.

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

INVESTMENTS: In accordance with Statement of Financial Accounting Standards No. 115 ("FASB 115"), the Company has classified all investments as "available for sale" because they are freely tradable. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity net of applicable income taxes. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

REVENUE RECOGNITION: The Company recognizes revenue from product sales when goods are shipped and title has transferred to the customer. For one of its customers, product is shipped to the customer's warehouse and title transfers and revenue is recognized when this customer consumes the goods from its warehouse and notifies us. The annual revenue from this customer represents 1.5% of total sales. An estimated reserve is recorded for anticipated returns and credit memos which will be issued on sales recognized to date. The use of different estimates could negatively affect the Company's results of operations. The Company has several product lines, but only one reportable segment. Providing revenues from each product line or each group of product lines is impracticable. The SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. The Company has concluded its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE: Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance ($50,000 at June 30, 2004 and 2003) is based primarily on management's evaluation of the financial condition of the customer and historical experience. Also, the Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses. The Company considers a number of factors in determining its estimates, including the length of time its trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation and the condition of the general economy and the industry as a whole. The use of different estimates could negatively affect the Company's results of operations for the period.

OTHER INCOME: Included in other income for the year ended June 30, 2002 is a gain of $2,180,000 resulting from the sale of stock acquired in connection with the demutualization of insurance companies.

FAIR VALUE OF FINANCIAL INSTRUMENTS: At June 30, 2004 and 2003, the carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, debt and investments approximate fair value.

FEDERAL SCREW WORKS

NET EARNINGS PER COMMON SHARE: Net earnings per common share is based on the weighted average number of common shares outstanding of 1,434,888 in 2004, 1,487,942 in 2003 and 1,558,479 in 2002.

NOTE 2 - INVESTMENTS

The Company has invested approximately $4,390,000 and $3,532,000 as of June 30, 2004 and 2003, respectively, which has been designated for payment of certain liabilities related to deferred compensation plans. These amounts were recorded in investments and other assets within the balance sheets. The fair value of approximately $2,465,000, $1,271,000 and $654,000 of the Company's investments were held in equity securities, debt securities and short-term investments, respectively, as of June 30, 2004. Approximately $1,380,000, $1,086,000 and $1,066,000 of the Company's investments were held in equity securities, debt securities, and short-term investments, respectively, as of June 30, 2003. Debt securities are scheduled to mature beginning in December 2005 and ending in August 2013.

For the years ended June 30, 2004 and 2003, the Company recorded unrealized gains of $134,000 (net of $69,000 tax effect) and $62,000 (net of $32,000 tax effect), respectively, from its equity investments, which is reflected in the shareholders' equity section of the balance sheets in accordance with FASB 115. The balance of the unrealized gain (loss) at June 30, 2004 and 2003 was $94,000 and ($40,000), respectively.

Management continually evaluates whether changes in the value of such investments should be considered to be other-than-temporary. For the years ended June 30, 2004 and 2003, Federal Screw Works recorded losses of $8,000 and $88,000, respectively, on equity investments as a result of declines in the fair market value of certain of its equity investments deemed to be other-than-temporary.

NOTE 3 - DEBT

Long-term debt at June 30 consists of the following:

                                                                2004                      2003
                                                                ----                      ----
Revolving credit note payable to bank                         $8,260,000               $5,680,000

Less current maturities                                                -                        -
                                                              ----------               ----------
                                                              $8,260,000               $5,680,000
                                                              ==========               ==========

The Company has a $25,000,000 revolving credit and term loan agreement with a bank. The Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2006, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly commencing three months following conversion until maturity of the term note on October 31, 2008. Interest (2.5625% at June 30, 2004) on outstanding borrowings is determined based on the prime rate, or at the Company's option, an alternative variable market rate. The Company also pays a commitment fee of 3/8% on the unused portion of the revolving credit.

The Company is in compliance with covenants of the revolving credit and term loan agreement including the requirements to meet certain financial ratios.

Interest paid by the Company during fiscal 2004, fiscal 2003 and fiscal 2002 aggregated $200,000, $245,000 and $353,000, respectively. Interest capitalized into property, plant and equipment in fiscal 2004 and fiscal 2003 was $113,000 and $73,000, respectively.

FEDERAL SCREW WORKS

NOTE 4 - LEASES AND OTHER COMMITMENTS

At June 30, 2004, future minimum lease payments for various non-cancelable operating leases with initial terms of one year or more are as follows:

YEAR ENDING JUNE 30
-------------------
2005                              $  888,000
2006                                 649,000
2007                                 528,000
2008                                 450,000
2009                                 405,000
Thereafter                           183,000
                                  ----------
Total minimum lease payments      $3,103,000
                                  ==========

Total rent expense was $1,146,000 in fiscal 2004, $1,181,000 in fiscal 2003 and $1,190,000 in fiscal 2002.

Costs committed to complete the expansion of existing plant facilities and the purchase of machinery and equipment approximated $1,370,000 at June 30, 2004.

NOTE 5 - INCOME TAXES

A reconciliation of the federal income tax provision to the amount computed by applying the applicable statutory federal income tax rate (34% in 2004, 2003 and 2002) to earnings before federal income taxes follows:

                                             2004             2003               2002
                                           --------        ----------         ----------
Computed amount                            $578,000        $1,668,000         $2,233,000
Life insurance policies                     (68,000)          (73,000)           (78,000)
Other                                        60,000             7,000            (89,000)
                                           --------        ----------         ----------

Total federal income tax provision         $450,000        $1,602,000         $2,066,000
                                           ========        ==========         ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2004 and 2003 are as follows:

FEDERAL SCREW WORKS

                                                  2004           2003
                                               ----------     ----------
Deferred tax liabilities:
   Accelerated tax depreciation                $7,864,000     $7,241,000
   Other                                          143,000        112,000
                                               ----------     ----------

   Total deferred tax liabilities               8,007,000      7,353,000
                                               ----------     ----------
Deferred tax assets:
   Employee benefits                            5,953,000      4,766,000
   Minimum pension liability                            -      2,502,000
   Inventories                                    317,000        400,000
                                               ----------     ----------

   Total deferred tax assets                    6,270,000      7,668,000
                                               ----------     ----------

   Net deferred tax (assets) liabilities       $1,737,000     $ (315,000)
                                               ==========     ==========

Federal income taxes paid by the Company during 2004, 2003 and 2002 totaled $717,000, $985,000 and $1,755,000, respectively. State income taxes paid during 2004, 2003 and 2002 are not material.

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

The Company uses a measurement date of March 31 and June 30 for purposes of valuing its obligations related to pension benefits and postretirement benefits, respectively. The following tables set forth the plans' funded status at the 2004 and 2003 measurement dates:

FEDERAL SCREW WORKS

CHANGES IN BENEFIT OBLIGATION ARE:

                                                    PENSION                      POSTRETIREMENT
                                                    BENEFITS                        BENEFITS
                                          ----------------------------    ----------------------------
                                              2004            2003            2004            2003
                                          ------------    ------------    ------------    ------------
Benefit obligation at beginning of year   $ 29,853,000    $ 26,125,000    $ 26,786,000    $ 21,805,000
Service cost                                   830,000         745,000         710,000         482,000
Interest cost                                1,890,000       1,844,000       1,567,000       1,475,000
Plan amendments                                      -          53,000               -        (430,000)
Actuarial loss (gain)                        2,242,000       2,816,000      (2,639,000)      4,688,000
Benefits paid                               (1,311,000)     (1,757,000)     (1,350,000)     (1,234,000)
Curtailments                                   133,000          11,000               -               -
Special termination benefits                     4,000          16,000               -               -
                                          ------------    ------------    ------------    ------------
Benefit obligation at end of year         $ 33,641,000    $ 29,853,000    $ 25,074,000    $ 26,786,000
                                          ============    ============    ============    ============

CHANGES IN PLAN ASSETS ARE:

                                                     PENSION               POSTRETIREMENT
                                                     BENEFITS                 BENEFITS
                                           ----------------------------    --------------
                                               2004            2003        2004      2003
                                           ------------    ------------    ----      ----
Fair value of plan assets
  at beginning of year                     $ 25,194,000    $ 26,507,000    $  -      $  -
Actual return on assets                       3,890,000        (913,000)      -         -
Employer contributions                        3,452,000       1,357,000       -         -
Benefits paid                                (1,311,000)     (1,757,000)      -         -
                                           ------------    ------------    ----      ----
Fair value of plan assets at end of year   $ 31,225,000    $ 25,194,000    $  -      $  -
                                           ============    ============    ====      ====

FEDERAL SCREW WORKS

FUNDED STATUS OF THE PLANS ARE:

                                                       PENSION                      POSTRETIREMENT
                                                       BENEFITS                        BENEFITS
                                             ----------------------------    ----------------------------
                                                 2004            2003            2004            2003
                                             ------------    ------------    ------------    ------------
Funded status at measurement date
  (underfunded)                              $ (2,416,000)   $ (4,659,000)   $(25,074,000)   $(26,786,000)
Unrecognized transition (asset)/obligation              -        (119,000)      6,887,000       8,554,000
Unrecognized prior service cost                 1,203,000       1,471,000               -               -
Unrecognized net (gain)/loss                   10,203,000      10,340,000        (599,000)      2,040,000
Employer contributions paid between
  measurement date and fiscal year-end                  -       2,853,000               -               -
                                             ------------    ------------    ------------    ------------
Prepaid/(accrued) benefit cost               $  8,990,000    $  9,886,000    $(18,786,000)   $(16,192,000)
                                             ============    ============    ============    ============

AMOUNTS RECOGNIZED IN THE BALANCE SHEETS:

                                              PENSION                  POSTRETIREMENT
                                              BENEFITS                    BENEFITS
                                       -----------------------   ----------------------------
                                          2004         2003          2004            2003
                                       ----------   ----------   ------------    ------------
Pension asset                          $8,990,000   $  832,000   $          -    $          -
Accrued benefit cost                            -            -    (18,786,000)    (16,192,000)
Intangible asset                                -    1,472,000              -               -
Accumulated other comprehensive loss
   (net of tax)                                 -    5,080,000              -               -
Deferred federal income taxes                   -    2,502,000              -               -
                                       ----------   ----------   ------------    ------------
Net amount recognized                  $8,990,000   $9,886,000   $(18,786,000)   $(16,192,000)
                                       ==========   ==========   ============    ============

The Company recorded an additional minimum pension liability of $9,054,000 as of June 30, 2003 representing the amount required to bring the Company's recorded pension liability to equal the excess of the accumulated benefit obligation over fair value of plan assets for the applicable plans. An intangible pension asset of $1,472,000 was recorded as of June 30, 2003 to the extent of the plans' unrecognized prior service cost. The difference between the additional minimum pension liability and intangible pension asset was included as other comprehensive loss of $5,080,000, less income tax benefit of $2,502,000, for the year ended June 30, 2003. In fiscal 2004, this additional minimum pension liability was reversed as a result of the fair value of the pension plans' assets exceeding their accumulated benefit obligations at March 31, 2004.

Assumed health care cost inflation is based on an initial rate of 11.0% decreasing to an ultimate rate of 5.5% in 2014. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 2004 and 2003 by $2,870,000 and $2,888,000, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years ended June 30, 2004, 2003 and 2002 by $324,000, $247,000, and $256,000,
respectively.

FEDERAL SCREW WORKS

THE COMPONENTS OF NET PERIODIC BENEFIT COST ARE AS FOLLOWS:

                                             PENSION                                POSTRETIREMENT
                                             BENEFITS                                  BENEFITS
                            -----------------------------------------    --------------------------------------
                               2004           2003            2002           2004         2003          2002
                            -----------    -----------    -----------    ----------   -----------    ----------
Service cost                $   830,000    $   745,000    $   749,000    $  710,000   $   482,000    $  490,000
Interest cost                 1,890,000      1,844,000      1,773,000     1,567,000     1,475,000     1,543,000
Expected return
   on assets                 (2,134,000)    (2,104,000)    (2,043,000)            -             -             -
Amortization of
  transition obligation
  (asset)                      (119,000)      (114,000)       166,000       855,000       898,000       898,000
Amortization of prior
  service cost                  225,000        242,000        197,000             -             -             -
Amortization of
  unrecognized net (gain)
  loss                          624,000        185,000        132,000             -       (94,000)            -
                            -----------    -----------    -----------    ----------   -----------    ----------
Net periodic benefit cost   $ 1,316,000    $   798,000    $   974,000    $3,132,000   $ 2,761,000    $2,931,000
                            ===========    ===========    ===========    ==========   ===========    ==========

In fiscal 2004, the Company recognized a curtailment loss of $812,000 on its postretirement health plan and $179,000 for one of its defined benefit pension plans. The curtailment was a result of a reduction in the number of the Company's employees.

The Company sponsors a supplemental executive retirement plan which covers certain executives of the Company. The net periodic benefit cost for the plan was $687,000, $722,000 and $807,000 in fiscal 2004, 2003 and 2002, respectively.
The Company recorded an additional minimum pension liability of $397,500 as of June 30, 2004 for this plan representing the excess of the plan's accumulated benefit obligation over the related benefit cost accrued at June 30, 2004. This additional minimum pension liability was recorded as an intangible pension asset. The actuarial present value of vested benefit obligations approximated $3,815,000 at June 30, 2004 and $3,009,000 at June 30, 2003, respectively. The
Company has invested $3,630,000 and $2,898,000 as of June 30, 2004 and 2003, respectively, to cover obligations of the plan.

The Company sponsors a retirement plan for directors who are not employees of the Company. The net periodic benefit cost for the plan was $105,000 in fiscal 2004, $36,000 in fiscal 2003, and $41,000 in fiscal 2002. The actuarial present value of vested benefit obligations approximated $894,000 at June 30, 2004 and $879,000 at June 30, 2003. The Company has invested $760,000 and $657,000 as of June 30, 2004 and 2003, respectively, to cover obligations of the plan.

FEDERAL SCREW WORKS

The following summarizes target asset allocations as of June 30, 2004 and major asset categories as of March 31, 2004 and 2003:

                               TARGET ASSET        PERCENTAGE OF
                                ALLOCATIONS         PLAN ASSETS
                               JUNE 30, 2004     2004          2003
                               -------------    ------        ------
Equity securities                  50.0%         46.9%         34.0%
Fixed income instruments           50.0%         47.8%         61.8%
Cash equivalents                      -           5.3%          4.2%
                                  -----         -----         -----
                                  100.0%        100.0%        100.0%
                                  =====         =====         =====

The Company's defined benefit plan assets are managed by institutional investment managers. Target investment allocation rates have been developed for the pension plans with consideration for the population. Overall, the plans have a normal mix of active and retired participants. The plans allow for small variations from the target percentages to allow for anticipated fluctuations in the market, allowing the plans' to meet the investment goal of the assets equaling the liabilities of the plans as they are due.

Plan assets of one of the plans includes 15,156 shares of Federal Screw Works common stock which had a market value of $550,000 at June 30, 2004 and June 30, 2003.

The Company's contributions to the defined benefit plans in fiscal 2005 are estimated to be $1,200,000.

The assumptions used in the calculation of amounts recognized for the Company's benefit plans are as follows:

                                     PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                     2004        2003      2004               2003
                                     ----        ----      ----               ----
Discount rate                        6.0%        6.5%      6.0%               6.0%
Expected return on plan assets       8.0%        8.0%        -                  -
Rate of salary increase              5.0%        5.0%        -                  -

The net periodic pension cost for fiscal 2004 and 2003 was based on a long-term asset rate of return of 8.0%. This rate is based upon management's and the investment advisor's estimate of future long-term rates of return on similar assets and is consistent with historical returns on assets. Using the plans' current mix of assets and adjusting for current market trends for this broadly diversified portfolio, an expected rate of return of 8.0% continues to be justified.

The future benefits to be paid are as follows:

                                                                             POSTRETIREMENT
                                     PENSION         BEFORE MEDICARE        BENEFITS EXPECTED       NET OF MEDICARE
                                     BENEFITS            SUBSIDY            MEDICARE SUBSIDY            SUBSIDY
Fiscal 2005                        $ 1,331,000       $     1,406,000        $              -        $     1,406,000
Fiscal 2006                          1,362,000             1,457,000                  78,000              1,379,000
Fiscal 2007                          1,395,000             1,512,000                  80,000              1,432,000
Fiscal 2008                          1,429,000             1,568,000                  82,000              1,486,000
Fiscal 2009                          1,466,000             1,628,000                  84,000              1,544,000
Fiscal 2010 through 2014             7,945,000             9,148,000                 452,000              8,696,000

FEDERAL SCREW WORKS

NOTE 7 - INDUSTRY INFORMATION

Approximately 93% of the Company's net sales in fiscal 2004, 93% in fiscal 2003 and 91% in fiscal 2002 were made either directly or indirectly to automotive companies.

Customers comprising 10% or greater of the Company's net sales are summarized as follows:

                                                  2004           2003        2002
                                                  ----           ----        ----
Ford Motor Company........................         33%            34%         35%
TRW Automotive............................         15%            14%         11%
General Motors Corporation................         12%            12%         13%
All others................................         40%            40%         41%
                                                  ---            ---         ---

                                                  100%           100%        100%
                                                  ===            ===         ===

Approximately 18% of the Company's sales are to Canadian customers. All sales terms provide for payment in U.S. dollars.

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

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the years 2004, 2003 and 2002 are as follows:

                                             2004          2003          2002
                                          ----------   -----------    ----------
Net earnings                              $1,249,178   $ 3,302,877    $4,505,395
Change in unrealized loss on securities
   available-for-sale, net of taxes          134,400        61,615        10,555
Change in minimum pension liability,
   net of taxes                            5,080,231    (5,080,231)            -
                                          ----------   -----------    ----------

Total comprehensive income (loss)         $6,463,809   $(1,715,739)   $4,515,950
                                          ==========   ===========    ==========

The components of accumulated other comprehensive income (loss) as of June 30, 2004 and 2003 are as follows:

                                            2004       2003
                                          -------   -----------
Unrealized gain (loss) on securities
   available-for-sale, net of taxes       $93,956   $   (40,444)
Minimum pension liability, net of taxes         -    (5,080,231)
                                          -------   -----------
Accumulated other comprehensive
   income (loss)                          $93,956   $(5,120,675)
                                          =======   ===========

FEDERAL SCREW WORKS

NOTE 10 - UNAUDITED QUARTERLY OPERATING RESULTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                       1st       2nd       3rd       4th     FOR THE
                     QUARTER   QUARTER   QUARTER   QUARTER    YEAR
                     -------   -------   -------   -------   -------
2004
Net sales            $20,387   $21,842   $24,371   $24,058   $90,658
Gross profit           1,649     1,785     2,428     1,197     7,069
Net earnings              12       103       531       603     1,249
Net earnings per
   common share         0.01      0.07      0.37      0.42      0.87
Cash dividends per
   common share         0.40      0.10      0.10      0.10      0.70

2003
Net sales             23,180    22,990    25,146    24,062    95,378
Gross profit           2,362     1,800     3,147     3,514    10,823
Net earnings             461       122       908     1,812     3,303
Net earnings per
   common share         0.31      0.08      0.61      1.22      2.22
Cash dividends per
   common share         0.64      0.08      0.10      0.10      0.92

Net earnings for the fourth quarter of 2004 and 2003 were favorably affected by year-end adjustments, principally inventory ($455, net of tax, or $0.32 per share and $362, net of tax, or $0.24 per share, respectively).

Net earnings for the fourth quarter of 2004 includes a non-cash curtailment charge of $654, net of tax, or $0.46 per share.

NOTE 11 - STOCK REPURCHASE PROGRAM

On December 3, 2003, the Company publicly announced a stock repurchase program. For a description of the program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The following table summarizes the Company's stock repurchases under the plan.

                                                                TOTAL NUMBER OF         MAXIMUM NUMBER
                                                                SHARES PURCHASED      OF SHARES THAT MAY
                       TOTAL NUMBER                          AS PART OF PUBLICLY       YET BE PURCHASED
                        OF SHARES        AVERAGE PRICE             ANNOUNCED               UNDER THE
    PERIOD              PURCHASED        PAID PER SHARE            PROGRAM                 PROGRAM
    ------             ------------      --------------      -------------------      ------------------
December 2003             3,970            $   32.50                3,970                  181,030
February 2004             8,100                38.34                8,100                  172,930
March 2004                4,000                38.15                4,000                  168,930
June 2004                10,000                36.55               10,000                  158,930
                         ------                -----               ------                  -------

Total                    26,070                36.73               26,070                  158,930
                         ======                =====               ======                  =======

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Federal Screw Works
St. Clair Shores, Michigan

We have audited the accompanying balance sheet of Federal Screw Works as of June 30, 2004, and the related statements of income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2) for the year ended June 30, 2004. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Screw Works as of June 30, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended June 30, 2004, when considered in relation to the basic 2004 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ Crowe Chizek and Company LLC

Grand Rapids, Michigan
August 13, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Federal Screw Works

We have audited the accompanying balance sheet of Federal Screw Works as of June 30, 2003 and the related statements of income, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the two years in the period ended June 30, 2003. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Screw Works at June 30, 2003 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended June 30, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   /s/ Ernst & Young LLP

Detroit, Michigan
August 6, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On March 25, 2004, the Company dismissed Ernst & Young LLP ("E&Y") from its position as the Company's independent auditor and engaged Crowe Chizek and Company LLC ("Crowe Chizek") as reported on the Form 8-K filed on March 29, 2004 and in the Company's Proxy Statement dated September 27, 2004. In connection with the change in accountants, there were no disagreements of the type described in Item 304(a)(1)(iv) of Regulation S-K or any reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-5 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the company carried out its evaluation.

ITEM 9B. OTHER INFORMATION.

      Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      Information is contained under the captions "Election of Directors," "Audit Committee Financial Expert," "Committees of the Board and Meeting Attendance," "Security Ownership of Management," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company Proxy Statement dated September 27, 2004 and is incorporated herein by reference. Information contained in Part I, Item 4A of this document under the caption "Executive Officers of the Company" is also incorporated herein by reference.

      The Company has adopted a Code of Business Conduct and Ethics applicable to all directors, officers, and employees. The Company will provide a copy of the Code of Business Conduct and Ethics to any person, without charge, upon written request to the Corporate Secretary, Federal Screw Works, 20229 Nine Mile Road, St. Clair Shores, Michigan 48080.

ITEM 11. EXECUTIVE COMPENSATION.

      Information is contained under the captions "Director's Remuneration," "Officer Compensation Policy," "CEO Compensation Policy," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Comparative Performance Graph" in the Company's Proxy Statement dated September 27, 2004 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information is contained under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's Proxy Statement dated September 27, 2004 and is incorporated herein by reference.

      The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information is contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated September 27, 2004 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Information is contained under the caption "Relationship with Independent Accountants, Fees Paid, and Pre-Approval Policy" in the Company's Proxy Statement dated September 27, 2004 and is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES.

(a) Documents filed with this Report or incorporated herein by reference are as follows:

      (1) Financial Statements. The following financial statements of the Company and Reports of Independent Public Accountants are contained in "Item 8 Financial Statements and Supplementary Data."

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

            FINANCIAL STATEMENTS

                  - Statements of Income for the years ended June 30, 2004, 2003 and 2002

                  -  Balance Sheets as of June 30, 2004 and 2003

                  - Statements of Stockholders' Equity for the years ended June 30, 2004, 2003 and 2002

                  - Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002

            NOTES TO FINANCIAL STATEMENTS

      (2) Financial Statement Schedules. The following financial statement schedule is filed with this report and appears on page 34.

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

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              ADDITIONS         ADDITIONS
                                                 (1)               (2)
                               BALANCE AT     CHARGED TO        CHARGED TO
                               BEGINNING      COSTS AND       OTHER ACCOUNTS    DEDUCTIONS -       BALANCE AT
       DESCRIPTION             OF PERIOD       EXPENSES        - DESCRIBE         DESCRIBE        END OF PERIOD
-------------------------      ----------     ----------      --------------    ------------      -------------
Valuation allowance for
   accounts receivable:
Year ended June 30, 2004       $   50,000     $        -      $            -    $          -      $      50,000
Year ended June 30, 2003           50,000         29,000                   -          29,000(A)          50,000
Year ended June 30, 2002           50,000              -                   -               -             50,000

  Valuation allowance for
   inventories:
Year ended June 30, 2004       $  300,000     $   81,000                   -    $     92,000(B)   $     289,000
Year ended June 30, 2003          260,000        130,000                   -          90,000(B)         300,000
Year ended June 30, 2002          325,000         85,000                   -         150,000(B)         260,000

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

                                            FEDERAL SCREW WORKS
                                            (Company)

                                            By: /s/ W. T. ZurSchmiede, Jr.
                                                --------------------------------
                                                W. T. ZurSchmiede, Jr.
                                                Chairman, Chief Financial
                                                Officer and Secretary

Date: September 27, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Wade C. Plaskey                                       September 27, 2004
-------------------------------------
Wade C. Plaskey
Treasurer and Corporate Controller
(Principal Accounting Officer)

/s/ David W. Ayriss, Sr.                                  September 27, 2004
-------------------------------------
David W. Ayriss, Sr.
Director

/s/ Thomas W. Butler, Jr.                                 September 27, 2004
-------------------------------------
Thomas W. Butler, Jr.
Director

/s/ Frank S. Galgan                                       September 27, 2004
-------------------------------------
Frank S. Galgan
Director

/s/ Hugh G. Harness                                       September 27, 2004
-------------------------------------
Hugh G. Harness
Director

/s/ F.D. Tennent                                          September 27, 2004
-------------------------------------
F.D. Tennent
Director

/s/ W. T. ZurSchmiede, Jr.                                September 27, 2004
-------------------------------------
W. T. ZurSchmiede, Jr.
Director, Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ Robert F. ZurSchmiede                                 September 27, 2004
-------------------------------------
Robert F. ZurSchmiede
Director

/s/ Thomas ZurSchmiede                                    September 27, 2004
-------------------------------------
Thomas ZurSchmiede
Director, President and Chief Executive Officer
(Principal Executive Officer)

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

4.3 One year extension of Revolving Credit and Term Loan Agreement by and between the Company and Comerica Bank, dated October 17, 2003, filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

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

31.1           Certification of the Chief Executive Officer of Company, dated
               September 27, 2004, relating to the Company's 2003 Form 10-K, filed herewith.

31.2           Certification of the Chief Financial Officer of Company, dated
               September 27, 2004, relating to the Company's 2003 Form 10-K, filed herewith.

32.1           Certification of Chief Executive Officer, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2           Certification of Chief Financial Officer, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.