Form 10-Q
period 2004-09-30
FEDERAL SCREW WORKS
filed 2004-11-12
CIK 34908

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


(Mark One)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

For the quarterly period ended:  SEPTEMBER 30, 2004


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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          YES /X/   NO / /

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).        YES / /   NO /X/

At November 1,2004, the registrant had one class of common stock outstanding, $1.00 par value common stock. There were 1,401,595 shares of such common stock outstanding at that time.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements




                               FEDERAL SCREW WORKS
                            CONDENSED BALANCE SHEETS
                             (Thousands of Dollars)



                                                       September 30     June 30
                                                           2004           2004
                                                       ------------     --------
                                                        (unaudited)

                                  ASSETS
Current Assets:

  Cash . . . . . . . . . . . . . . . . . . . . . .     $        130     $    157

  Accounts Receivable, Less Allowance of $50 . . .           15,172       15,244


  Inventories:
    Finished Products  . . . . . . . . . . . . . .            4,365        4,624
    In-Process Products  . . . . . . . . . . . . .            8,838        9,027
    Raw Materials And Supplies . . . . . . . . . .            2,802        2,076
                                                       ------------     --------
                                                             16,005       15,727

  Prepaid Expenses And Other . . . . . . . . . . .            1,797          841
  Deferred Federal Income Taxes  . . . . . . . . .              735          750
                                                       ------------     --------

     Total Current Assets  . . . . . . . . . . . .           33,839       32,719
                                                       ------------     --------


Other Assets:

  Intangible Pension Asset . . . . . . . . . . . .              397          397
  Cash Value Of Life Insurance . . . . . . . . . .            5,983        5,951
  Prepaid Pension Costs  . . . . . . . . . . . . .            8,692        8,990
  Investments and Other  . . . . . . . . . . . . .            4,208        4,539
                                                       ------------     --------

     Total Other Assets                                      19,280       19,877
                                                       ------------     --------


Property, Plant And Equipment  . . . . . . . . . .          130,662      129,430
  Less Accumulated Depreciation  . . . . . . . . .           76,888       75,253
                                                       ------------     --------

  Net Properties . . . . . . . . . . . . . . . . .           53,774       54,177
                                                       ------------     --------

Total Assets . . . . . . . . . . . . . . . . . . .     $    106,893     $106,773
                                                       ============     ========





                                                       September 30      June 30
                                                           2004           2004
                                                       ------------     --------
                                                        (unaudited)



                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable . . . . . . . . . . . . . . . .     $      5,237     $  5,782
  Payroll And Employee Benefits  . . . . . . . . .            2,456        4,087
  Dividends Payable  . . . . . . . . . . . . . . .              141          142
  Federal Income Taxes . . . . . . . . . . . . . .               --          247
  Taxes, Other Than Income Taxes . . . . . . . . .            1,318        1,563
  Other Accrued Liabilities  . . . . . . . . . . .               40           61
                                                       ------------     --------

     Total Current Liabilities . . . . . . . . . .            9,192       11,882
                                                       ------------     --------


Long-Term Liabilities:
  Long-Term Debt . . . . . . . . . . . . . . . . .           12,240        8,260
  Deferred Employee Compensation . . . . . . . . .            3,717        4,063
  Postretirement Benefits Other Than Pensions  . .           19,331       18,925
  Deferred Federal Income Taxes  . . . . . . . . .            2,420        2,487
  Employee Benefits  . . . . . . . . . . . . . . .              962          974
  Other Liabilities  . . . . . . . . . . . . . . .            1,042        1,014
                                                       ------------     --------

     Total Long-Term Liabilities . . . . . . . . .           39,712       35,723
                                                       ------------     --------


Stockholders' Equity:
  Common Stock, $1.00 Par Value: Authorized
  2,000,000 Shares; 1,411,595 Shares Outstanding
  at September 30, 2004 and June 30, 2004  . . . .            1,411        1,411
  Additional Capital . . . . . . . . . . . . . . .            3,270        3,270
  Retained Earnings  . . . . . . . . . . . . . . .           53,249       54,393
  Accumulated Other Comprehensive Income . . . . .               59           94
                                                       ------------     --------

     Total Stockholders' Equity  . . . . . . . . .           57,989       59,168
                                                       ------------     --------

Total Liabilities and Stockholders' Equity . . . .     $    106,893     $106,773
                                                       ============     ========


See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (Thousands of Dollars, Except Per Share)




                                              Three Months Ended   Three Months Ended
                                                 September 30         September 30
                                                     2004                 2003
                                                  -----------          -----------
Net Sales .................................       $    19,968          $    20,387
                                                  -----------          -----------

Costs And Expenses:

   Cost of Products Sold ..................            19,959               18,728

   Selling And Administrative Expenses ....             1,433                1,557

   Interest Expense .......................                32                   30

   Other Expenses .........................                41                   54
                                                  -----------          -----------

      Total Costs and Expenses ............            21,465               20,369
                                                  -----------          -----------

Earnings (Loss) Before Federal
   Income Taxes ...........................            (1,497)                  18

Federal Income Taxes (Benefit) ............              (494)                   6
                                                  -----------          -----------

Net Earnings (Loss) .......................       $    (1,003)         $        12
                                                  ===========          ===========



Per Share of Common Stock:

Basic and Diluted Earnings (Loss) Per Share       $      (.71)         $      0.01
                                                  ===========          ===========

Cash Dividends Declared Per Share .........       $      0.10          $      0.40
                                                  ===========          ===========


Weighted Average Shares Outstanding .......         1,411,595            1,449,653
                                                  ===========          ===========





See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)



                                                                                             Three  Months
                                                                                                Ended
                                                                                             September 30
                                                                                          2004           2003
                                                                                       -------        -------
Operating Activities
  Net Earnings (Loss) ..........................................................       $(1,003)       $    12

  Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided By (Used In)
    Operating Activities:
      Depreciation .............................................................         1,677          1,620
      Increase In Cash Value of Life Insurance .................................           (32)           (33)
      Change In Deferred Federal Income Taxes ..................................           (52)          (141)
      Employee Benefits ........................................................           394            410
      Loss (Gain) on Sale of Equipment .........................................            (3)            --
      Other ....................................................................           275            111

    Changes In Operating Assets And Liabilities:
      Accounts Receivable ......................................................            72           (134)
      Inventories And Prepaid Expenses .........................................        (1,234)        (1,001)
      Accounts Payable And Accrued Expenses ....................................        (2,689)        (2,522)
                                                                                       -------        -------

Net Cash Used In Operating Activities ..........................................        (2,595)        (1,678)
                                                                                       -------        -------

Investing Activities
  Purchases of Property, Plant And Equipment-Net ...............................        (1,271)        (1,232)
                                                                                       -------        -------

Net Cash Used In Investing Activities ..........................................        (1,271)        (1,232)
                                                                                       -------        -------

Financing Activities
  Additional Borrowings Under Credit Agreement .................................         3,980          3,200
  Purchase of Common Stock .....................................................            --           (289)
  Dividends Paid ...............................................................          (141)          (145)
                                                                                       -------        -------

Net Cash Provided By Financing Activities ......................................         3,839          2,766
                                                                                       -------        -------

Decrease In Cash ...............................................................           (27)          (144)

Cash At Beginning Of Period ....................................................           157            416
                                                                                       -------        -------

Cash At End Of Period ..........................................................       $   130        $   272
                                                                                       =======        =======


See Accompanying Notes.

                               FEDERAL SCREW WORKS
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Application of these accounting principles requires the Company's management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these interim condensed financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions pertaining to the accounting policies described below. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005.


NOTE B - DEBT

On October 19, 2004, Comerica Bank approved a one-year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement, the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2007, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2009. As of September 30, 2004, there was $12,240,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.


NOTE C - DIVIDENDS

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.


NOTE D - INVESTMENTS

The Company has invested approximately $4,073,000 and $4,390,000 as of September 30, 2004 and June 30, 2004, respectively, which has been designated for payment of certain liabilities related to deferred compensation plans. These amounts were recorded in Investments and Other assets within the balance sheets. In accordance with Statement of Financial Accounting Standards No. 115 ("FASB 115"), the Company has classified all investments as "available-for-sale" because they are freely tradable. The Company recorded an unrealized loss of $35,000, net of tax, for the three-month period ended September 30, 2004 from its investments, which is reflected in Accumulated Other Comprehensive Income.

NOTE E - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:


                                                     Three Months Ended
                                                        September 30
                                                     2004           2003
                                                  -------        -------
Net earnings (loss)                               $(1,003)       $    12
Unrealized gains (losses) on
  securities available-for-sale, net of tax           (35)             8
                                                  -------        -------


Total comprehensive income (loss)                 $(1,038)       $    20
                                                  =======        =======


The components of accumulated other comprehensive income are as follows:

                                       September 30    June 30
                                          2004           2004
                                       ------------    -------
Unrealized gains on securities
  available-for-sale, net of tax       $         59    $    94
                                       ============    =======

NOTE F- EMPLOYEE BENEFIT PLANS

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

The components of new periodic benefit cost are as follows:

                                         Three Months Ended
                                            September 30
                                          2004         2003
                                         -----        -----
Service cost                             $ 223        $ 207
Interest cost                              486          472
Expected return on plan assets            (609)        (533)
Amortization of transition asset            --          (30)
Amortization of prior service cost          53           57
Amortization of unrecognized loss          145          156
                                         -----        -----

Net periodic benefit cost                $ 298        $ 329
                                         =====        =====

The Company did not contribute any funds to the defined benefit plans in the quarter ended September 30, 2004, and is required to contribute approximately $11,000 to one of the plans in fiscal 2005. The Company may elect to increase contributions to the plans based on the actual return on the plan assets through the measurement date of March 31, 2005.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion and analysis sets forth information for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

OVERVIEW: The Company is a domestic manufacturer of machined, cold formed, hardened and/or ground metal industrial component parts fabricated from metal rod and bar. The Company's products are used in the manufacture of light duty trucks and passenger cars made principally by the two largest North American automobile companies. These parts are either shipped directly to automakers or to large automotive component producers, who then supply automakers with their components. North American consumer demand for cars and trucks from these two principal automobile manufacturers therefore largely defines the general market for the Company's products. In the quarter just ended, weaker consumer demand reduced automotive production schedules in comparison with the year previous, adversely affecting the Company's sales and earnings.

The principal reason for the Company's loss this quarter, in comparison to last year's first quarter breakeven, is the dramatic increase in the price of steel, a major cost component of the Company's operations. Soaring steel prices, fueled by strong global demand, are at their highest level since the initial increases began last January and the Company's management does not believe that they show any signs of abating. To date, efforts by the Company to recapture these costs have not been successful. The future impact of the increased steel prices cannot be quantified at this time due to the market volatility of steel.

Management believes that the Company is performing well amid the disparate difficulties and opportunities of its industry, which is described in the Company's recent Annual Report on Form 10-K. The Company's management must, however, reemphasize its deep concern with both the magnitude and apparent persistence of ongoing increased steel costs.

RESULTS OF OPERATIONS: The following table sets forth the percent relationship of certain items to net sales for the periods indicated:


                                                     Three Months Ended
                                                        September 30
                                                    2004           2003
                                                    ----           ----
Net Sales                                            100%           100%
Gross Profit                                         0.1            8.1
Selling & Administrative Expenses                    7.2            7.6
Interest Expense                                     0.2            0.1
Other Expenses                                       0.2            0.3
Earnings (Loss) Before Federal Income Taxes         (7.5)           0.1
Net Earnings (Loss)                                 (5.0)           0.1


REVENUE: Net sales for the Company's first quarter ended September 30, 2004 decreased $419,000, or (2.1)%, compared with net sales for the first quarter of the prior year. The decrease is attributable to the decreased demand from Ford, General Motors and Chrysler due to their decreased vehicle production during the period.

Gross profit for the three-month period ended September 30, 2004 decreased $1,650,000 or (99.5)%, as compared with the first quarter of the prior year. The decrease is principally attributable to higher steel prices described above and also the decrease in net sales. The steel price increases are largely caused by higher scrap charges incurred by steel suppliers and passed on to the Company in the form of surcharges. These surcharges were the primary component of a 6.6% increase in the cost of products sold, to $19,959,000 in the quarter just ended, as compared to the first quarter of the prior year.

Selling and administrative expenses decreased $124,000, or (8.0%), for the first quarter ended September 30, 2004, as compared with the first quarter of the prior year. This decrease is attributable mainly to the reduction of $75,000 in the bonus accruals due to the decrease in earnings, and the reduction of $40,000 in sales commissions primarily the result of the retirement of a manufacturing sales representative.

Interest expense increased by 6.7% in the three-month period ended September 30, 2004 due to higher interest rates and an increase in borrowing due to the decrease in sales and earnings.

Other expenses decreased $13,000, or (24.1)%, for the three-month period ended September 30, 2004, as compared with the first quarter of the prior year. The decrease is primarily the result of an increase in investment income.

The Company is dependent upon sales to its two largest U.S. based automobile manufacturers, a condition that has existed for over fifty years. Although the Company has purchase orders from such customers, such purchase orders generally provide for supplying the customers' requirements for a particular model or model year rather than for manufacturing a specific quantity of products. The loss of any one of such customers or significant purchase orders could have a material adverse effect on the Company. These customers are also able to exert considerable pressure on component suppliers to reduce costs, improve quality and provide additional design and engineering capabilities. There can be no assurance that the additional costs of increased quality standards, price reductions or additional capabilities required by such customers would not have a material adverse effect on the financial condition or results of operations of the Company. Due to recent competitive pressures, the Company has been unable to pass increased costs on to its customers.

DIVIDENDS: The Board of Directors, in August 2004, declared a $.10 per share quarterly cash dividend, which was paid October 1, 2004 to shareholders of record September 3, 2004. This compares to aggregate cash dividends declared in the first quarter of the 2004 fiscal year of $0.40 per share. This decrease is attributable to lower earnings during the prior year.

LIQUIDITY AND CAPITAL RESOURCES: Working capital increased by $3,810,000 from $20,837,000 at June 30, 2004 to $24,647,000 at September 30, 2004. The increase is attributable to the reduction in payroll and employee benefits resulting from payments made under the Company's bonus and profit sharing programs for the prior year and a reduction in the current year accruals. Inventories increased by $278,000 from $15,727,000 at June 30, 2004 to $16,005,000 at September 30,
2004. In-process and finished goods inventories decreased $448,000 due to lower production levels. Raw material inventories increased $726,000 due principally to the increased steel prices previously discussed and increased quantities.

Accounts receivable remained relatively flat, when compared to June 30, 2004.

Accounts payable decreased $545,000 in the quarter ended September 30, 2004, when compared to June 30, 2004, due to reduced production activity. Prepaid expenses and other increased $956,000 primarily due to refundable federal income taxes of $909,000.

Borrowings under the Revolving Credit and Term Loan Agreement were $12,240,000 at September 30, 2004. As of that date, the Company had available an additional $12,760,000 under the agreement and was in compliance with all financial covenants.

Capital expenditures for the three-month period ended September 30, 2004 were approximately $1.3 million and, for the year, are expected to approximate $7.7 million, of which approximately $4.8 million has been committed as of September 30, 2004.

On December 3, 2003, the Board of Directors authorized the Company to repurchase up to 185,000 shares, or approximately 12.9%, of the Company's then outstanding common stock. Under the repurchase program, the Company has the authority to repurchase stock through the open market, block purchases, or in negotiated private transactions on an ongoing basis. The repurchases will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance. The Board of Directors believes that the repurchase program will allow the Company to be in technical compliance with the Controlled Company exemption from certain new director independence and board committee requirements for companies traded on the Nasdaq Stock Market, Inc. The purchases are expected to be financed from cash generated from operations and additional borrowing capacity under the Revolving Credit and Term Loan Agreement. There were no shares purchased under this repurchase program during the quarter ended September 30, 2004.

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

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE -- Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience. Also, the Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses. The Company considers a number of factors in determining its estimates, including the length of time its trade accounts receivable are past due, the Company's previous loss history, and the customer's current ability to pay its obligation and the condition of the general economy and the industry as a whole. The use of different estimates could negatively affect the Company's results of operations for the period.

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

WORKERS' COMPENSATION RESERVE -- The Company is self-insured for workers' compensation claims for up to $400,000 per claim. The Company has excess liability insurance with an outside insurance carrier to minimize its risks to catastrophic claims. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using certain assumptions based on the Company's experience under this program. Factors considered in estimating our reserves are the nature of outstanding claims, estimated costs to settle existing claims and loss history. Significant changes in the factors described above could have a material adverse impact on future operating results.

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

     -    increased healthcare, energy and other costs;

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is limited to interest rate risk on its Revolving Credit and Term Loan Agreement. At September 30, 2004, the carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material. Borrowings under the Revolving Credit and Term Loan Agreement are subject to variable interest rates. A one hundred basis point increase in interest rates would have resulted in additional interest expense of approximately $20,000 for the quarter ended September 30, 2004.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be disclosed in the Company's periodic reports filed with the SEC. There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2004 identified in connection with the Company's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the first quarter of fiscal 2005 through its publicly announced stock repurchase program. However, there are a maximum number of 158,930 shares that may yet be purchased under the program. For a description of the program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits included with this Form 10-Q are set forth on the Index to Exhibits.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FEDERAL SCREW WORKS




Date:   November 12, 2004            /s/ W. T. ZurSchmiede, Jr.
       ------------------            -----------------------------------------
                                     W. T. ZurSchmiede, Jr.
                                     Chairman of the Board and
                                     Chief Financial Officer

Exhibit Index:

   Exhibit 10.1         One Year Extension of Revolving Credit and Term
                        Loan Agreement By and Between Registrant and Comerica Bank dated October 19, 2004.

   Exhibit 31.1 Certification of the Chief Executive Officer of the Company dated November 12, 2004 relating to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

   Exhibit 31.2 Certification of the Chief Financial Officer of the Company dated November 12, 2004 relating to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.


   Exhibit 32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

   Exhibit 32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.