Form 10-K/A
period 2004-06-30
FEDERAL SCREW WORKS
filed 2004-12-06
CIK 34908

--------------------------------------------------------------------------------

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

      For the transition period from __________________ to _____________________

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

                      Yes [ ]                       No [X]

--------------------------------------------------------------------------------

As of December 31, 2003 the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates, based on $37.75 per share (the last sale price for the common stock on such date as reported on the Nasdaq SmallCap Market(SM)), was $23,042,298. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.

The number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 2004, is as follows:

                 Title of Class            Number of Shares Outstanding
                  Common Stock,
                  $1 Par Value                     1,386,595

EXPLANATORY NOTE

      We are filing this Amendment No. 1 to our Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on October 27, 2004, solely for the purpose of correcting the number of holders of record reported in Item 5. Except as specifically indicated herein, no other information included in our Annual Report on Form 10-K is amended by this Form 10-K/A.

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

                               2004                 2003
                       ------------------  ----------------------
                         High       Low       High         Low
                       ---------  -------  ---------    ---------
1st Quarter            $   36.30  $ 33.95  $   33.24    $   30.76
2nd Quarter                37.89    29.50      33.60        31.40
3rd Quarter                39.79    36.90      34.24        32.14
4th Quarter                37.95    35.31      38.00        33.75

      At September 2, 2004, there were 296 holders of record and approximately 734 beneficial holders of the Company's common stock.

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

      The following table summarizes the Company's stock repurchases for the three months ended June 30, 2004:

                                                                                 MAXIMUM
                                                           TOTAL NUMBER         NUMBER OF
                                                            OF SHARES        SHARES THAT MAY
                                                           PURCHASED AS          YET BE
                         TOTAL NUMBER                    PART OF PUBLICLY       PURCHASED
                          OF SHARES     AVERAGE PRICE       ANNOUNCED           UNDER THE
  PERIOD                 PURCHASED (a)  PAID PER SHARE       PROGRAM             PROGRAM
---------                ------------   --------------   ----------------    ---------------
April 2004                       0      $            0             0                   0
May 2004                         0                   0             0                   0
June 2004                   10,000               36.55        10,000             158,930
                            ------      --------------        ------             -------
Total                       10,000      $        36.55        10,000             158,930
                            ======      ==============        ======             =======

(a) All shares repurchased during the fourth quarter of fiscal 2004 were purchased through a publicly announced stock repurchase program. For a description of the program, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Amendment No. 1 on Form 10-K/A.

EXHIBIT NO.                                              DESCRIPTION
-----------                                              -----------
   31.1        Certification of the Chief Executive Officer of Company, dated December 6, 2004, relating to the
               Company's 2004 Form 10-K, filed herewith.

   31.2        Certification of the Chief Financial Officer of Company, dated December 6, 2004, relating to the
               Company's 2004 Form 10-K, filed herewith.

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

                                 FEDERAL SCREW WORKS
                                 (Company)

                                 By: /s/ W. T. ZurSchmiede, Jr.
                                     --------------------------
                                     W. T. ZurSchmiede, Jr.
                                     Chairman, Chief Financial Officer and
                                     Secretary

Date: December 6, 2004

                                  EXHIBIT INDEX

The following exhibits are filed herewith or incorporated by reference. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified below with a "+" symbol after the exhibit number. The Company's SEC file number is 000-01837.

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
31.1                Certification of the Chief Executive Officer of Company,
                    dated December 6, 2004, relating to the Company's 2004 Form
                    10-K, filed herewith.

31.2 Certification of the Chief Financial Officer of Company, dated December 6, 2004, relating to the Company's 2004 Form
                    10-K, filed herewith.

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