Form 10-Q
period 2004-12-31
FEDERAL SCREW WORKS
filed 2005-02-11
CIK 34908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: DECEMBER 31, 2004

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ________________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES[X] NO[ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    YES[ ] NO [X]

At February 1,2005, the registrant had one class of common stock outstanding, $1.00 par value common stock. There were 1,381,595 shares of such common stock outstanding at that time.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                               FEDERAL SCREW WORKS
                            CONDENSED BALANCE SHEETS
                             (Thousands of Dollars)

                                                    December 31  June 30
                                                       2004        2004
                                                    -----------  --------
                                                    (unaudited)


                                     ASSETS
Current Assets:

  Cash ...........................................   $    142    $    157

  Accounts Receivable, Less Allowance of $50 .....     13,461      15,244

  Inventories:
    Finished Products ............................      6,337       4,624
    In-Process Products ..........................      8,409       9,027
    Raw Materials And Supplies ...................      2,487       2,076
                                                     --------    --------
                                                       17,233      15,727

  Prepaid Expenses And Other .....................      2,227         841
  Deferred Federal Income Taxes ..................        687         750
                                                     --------    --------

     Total Current Assets ........................     33,750      32,719
                                                     --------    --------

Other Assets:

  Intangible Pension Asset .......................        397         397
  Cash Value Of Life Insurance ...................      6,014       5,951
  Prepaid Pension Costs ..........................      8,394       8,990
  Investments and Other ..........................      4,500       4,539
                                                     --------    --------

     Total Other Assets ..........................     19,305      19,877
                                                     --------    --------

Property, Plant And Equipment ....................    132,862     129,430
  Less Accumulated Depreciation ..................     78,522      75,253
                                                     --------    --------

  Net Properties .................................     54,340      54,177
                                                     --------    --------

Total Assets .....................................   $107,395    $106,773
                                                     ========    ========

                                                        December 31    June 30
                                                           2004         2004
                                                        -----------  -----------
                                                        (unaudited)
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ...................................   $  4,303     $  5,782
  Payroll And Employee Benefits ......................      2,028        4,087
  Dividends Payable ..................................        140          142
  Federal Income Taxes ...............................          -          247
  Taxes, Other Than Income Taxes .....................      1,614        1,563
  Other Accrued Liabilities ..........................         31           61
                                                         --------     --------

     Total Current Liabilities .......................      8,116       11,882
                                                         --------     --------

Long-Term Liabilities:
  Long-Term Debt .....................................     15,465        8,260
  Deferred Employee Compensation .....................      3,901        4,063
  Postretirement Benefits Other Than Pensions ........     19,738       18,925
  Deferred Federal Income Taxes ......................      2,605        2,487
.. Employee Benefits ..................................        951          974
  Other Liabilities ..................................      1,070        1,014
                                                         --------     --------

     Total Long-Term Liabilities .....................     43,730       35,723
                                                         --------     --------

Stockholders' Equity:
  Common Stock, $1.00 Par Value: Authorized
  2,000,000 Shares; 1,381,595 Shares Outstanding
  at December 31,2004 and 1,411,595 at June 30, 2004 .      1,381        1,411
  Additional Capital .................................      3,270        3,270
  Retained Earnings ..................................     50,730       54,393
  Accumulated Other Comprehensive Income .............        168           94
                                                         --------     --------

     Total Stockholders' Equity ......................     55,549       59,168
                                                         --------     --------

Total Liabilities and Stockholders' Equity ...........   $107,395     $106,773
                                                         ========     ========

See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (Thousands of Dollars, Except Per Share)

                                                                     Three Months Ended         Six Months Ended
                                                                         December 31               December 31
                                                                     2004          2003          2004         2003
                                                                  -----------   -----------  -----------   -----------
Net Sales                                                         $    20,455   $    21,842  $    40,423   $    42,229
                                                                  -----------   -----------  -----------   -----------
Costs And Expenses:

   Cost of Products Sold                                               20,914        20,057       40,873        38,785

   Selling And Administrative Expenses .........................        1,466         1,543        2,899         3,100

   Interest Expense ............................................           88            39          120            69

   Other Expenses ..............................................           25            49           66           103

                                                                  -----------   -----------  -----------   -----------
      Total Costs and Expenses .................................       22,493        21,688       43,958        42,057
                                                                  -----------   -----------  -----------   -----------

Earnings (Loss) Before Federal Income Taxes ....................       (2,038)          154       (3,535)          172

Federal Income Taxes (Benefit) .................................         (672)           51       (1,166)           57
                                                                  -----------   -----------  -----------   -----------

Net Earnings (Loss)                                               $    (1,366)  $       103  $    (2,369)  $       115
                                                                  ===========   ===========  ===========   ===========

Per Share of Common Stock:

Basic and Diluted Earnings (Loss) Per Share ....................  $     ( .98)  $       .07  $     (1.69)  $      0.08
                                                                  ===========   ===========  ===========   ===========

Cash Dividends Declared Per Share ..............................  $       .10   $       .10  $       .20   $      0.50
                                                                  ===========   ===========  ===========   ===========


Weighted Average Shares Outstanding ............................    1,394,965     1,438,120    1,403,280     1,443,886
                                                                  ===========   ===========  ===========   ===========

See Accompanying Notes.

                               FEDERAL SCREW WORKS
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

                                                              Six Months
                                                                Ended
                                                             December 31
                                                           2004      2003
                                                          -------   -------
Operating Activities
  Net Earnings (Loss) ..................................  $(2,369)  $   115

  Adjustments to Reconcile Net Earnings (Loss) to
    Net Cash Provided By (Used In) Operating Activities:
      Depreciation .....................................    3,397     3,262
      Increase In Cash Value of Life Insurance .........      (63)      (65)
      Change In Deferred Federal Income Taxes ..........      181      (433)
      Employee Benefits ................................      790       820
      Other ............................................      589       (24)

    Changes In Operating Assets And Liabilities:
      Accounts Receivable ..............................    1,783     1,409
      Inventories And Prepaid Expenses .................   (2,892)     (415)
      Accounts Payable And Accrued Expenses ............   (3,764)   (2,369)
                                                          -------   -------

Net Cash Provided by (Used In) Operating Activities ....   (2,348)    2,300
                                                          -------   -------

Investing Activities
  Purchases of Property, Plant And Equipment-Net .......   (3,547)   (2,617)
                                                          -------   -------

Net Cash Used In Investing Activities ..................   (3,547)   (2,617)
                                                          -------   -------

Financing Activities
  Additional Borrowings Under Credit Agreement .........    7,205     1,455
  Purchase of Common Stock .............................   (1,044)     (573)
  Dividends Paid .......................................     (281)     (726)
                                                          -------   -------

Net Cash Provided By Financing Activities ..............    5,880       156
                                                          -------   -------

Decrease In Cash .......................................      (15)     (161)

Cash At Beginning Of Period ............................      157       416
                                                          -------   -------

Cash At End Of Period ..................................  $   142   $   255
                                                          =======   =======

See Accompanying Notes.

                               FEDERAL SCREW WORKS
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Application of these accounting principles requires the Company's management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these interim condensed financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions pertaining to the accounting policies described below. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005.

NOTE B - DEBT

On October 19, 2004, Comerica Bank approved a one-year extension of the Company's $25,000,000 Revolving Credit and Term Loan Agreement. Under the agreement, the Company has the option to convert borrowings thereunder (classified as long-term debt) to a term note through October 31, 2007, the expiration date of the agreement. Payments under the term note, if the conversion option is exercised, would be made quarterly and could extend to October 31, 2009. As of December 31, 2004, there was $15,465,000 in outstanding borrowings under the Revolving Credit and Term Loan Agreement.

NOTE C - DIVIDENDS

Cash dividends per share are based on the number of shares outstanding at the respective dates of declaration.

NOTE D - INVESTMENTS

The Company has invested approximately $4,364,000 and $4,390,000 as of December 31, 2004 and June 30, 2004, respectively, which has been designated for payment of certain liabilities related to deferred compensation plans. These amounts are recorded in Investments and Other assets within the balance sheets. In accordance with Statement of Financial Accounting Standards No. 115 ("FASB 115"), the Company has classified all investments as "available-for-sale" because they are freely tradable. The Company recorded an unrealized gain of $74,000, net of tax, for the six-month period ended December 31, 2004 from its investments, which is reflected in Accumulated Other Comprehensive Income.

NOTE E - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

                                             Three Months Ended  Six Months Ended
                                                December 31         December 31
                                              2004       2003     2004      2003
                                             -------   --------  -------   -------
Net earnings (loss)                          $(1,366)  $    103  $(2,369)  $  115

Unrealized gains on
  securities available-for-sale, net of tax      109         97       74      105
                                             -------   --------  -------   ------

Total comprehensive income (loss)            $(1,257)  $    200  $(2,295)  $  220
                                             =======   ========  =======   ======

The components of accumulated other comprehensive income are as follows:

                                  December 31  June 30
                                     2004       2004
                                  -----------  -------
Unrealized gains on securities
  available-for-sale, net of tax  $       168  $    94
                                  ===========  =======

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

The components of net periodic benefit cost are as follows:

                                    Three Months Ended  Six Months Ended
                                       December 31         December 31
                                      2004     2003      2004      2003
                                    -------   -------   -------   -------
Service cost                        $   223   $   207   $   446   $   415
Interest cost                           486       472       972       945
Expected return on plan assets         (609)     (533)   (1,217)   (1,067)
Amortization of transition asset          -       (30)        -       (60)
Amortization of prior service cost       53        57       105       113
Amortization of unrecognized loss       145       156       290       312
                                    -------   -------   -------   -------

Net periodic benefit cost           $   298   $   329   $   596   $   658
                                    =======   =======   =======   =======

The Company did not contribute any funds to the defined benefit plans in the quarter ended December 31, 2004, and is required to contribute approximately $11,000 to one of the plans in fiscal 2005. The Company may elect to increase contributions to the plans based on the actual return on the plan assets through the measurement date of March 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis sets forth information for the three months ended December 31, 2004, compared to the three months ended December 31, 2003. Also discussion and analysis sets forth information for the six months ended December 31, 2004, compared to the six months ended December 31, 2003. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

OVERVIEW: The Company is a domestic manufacturer of machined, cold formed, hardened and/or ground metal industrial component parts fabricated from metal rod and bar. The Company's products are used in the manufacture of light duty trucks and passenger cars made principally by the two largest North American automobile companies. These parts are either shipped directly to automakers or to large automotive component producers, who then supply automakers with their components. North American consumer demand for cars and trucks from these two principal automobile manufacturers therefore largely defines the general market for the Company's products. In the quarter and six months just ended, weaker consumer demand reduced automotive production schedules in comparison with the year previous, adversely affecting the Company's sales and earnings.

The principal reason for the Company's loss this quarter and in the first six months of this fiscal year is the dramatic increase in the price of steel, a major cost component of the Company's operations. The cost of steel increased in the current quarter over the first quarter of this fiscal year which resulted in a larger loss in the second quarter. Increased steel prices continue to be fueled by strong global demand and the Company's management does not believe they show any sign of abating. During the first six months of this fiscal year, efforts by the Company to recapture these costs have generally been unsuccessful. The future impact of the increased steel prices cannot be quantified at this time due to the market volatility of steel. The Company's management must reemphasize its deep concern with both the magnitude and persistence of ongoing increased steel prices.

RESULTS OF OPERATIONS: The following table sets forth the percent relationship of certain items to net sales for the periods indicated:

                                             Three Months Ended   Six Months Ended
                                               December 31          December 31
                                              2004         2003   2004        2003
                                             -----         ----   ----        ----
Net Sales                                      100%         100%   100%        100%
Gross Profit (Loss)                           (2.3)         8.2   (1.1)        8.1
Selling & Administrative Expenses              7.2          7.1    7.2         7.3
Interest Expense                               0.4          0.2    0.3         0.2
Other Expenses                                 0.1          0.2    0.1         0.2
Earnings (Loss) Before Federal Income Taxes  (10.0)         0.7   (8.7)        0.4
Net Earnings (Loss)                           (6.7)         0.5   (5.9)        0.3

REVENUE: Net sales for the Company's second quarter ended December 31, 2004 decreased $1,387,000, or (6.4)%, compared with net sales for the second quarter of the prior year. Net sales for the six-month period ended December 31, 2004, decreased $1,806,000, or (4.3)%, compared with the six-month period of the prior year. The decreases are attributable to the decreased demand from Ford and General Motors due to their decreased vehicle production during the periods.

Gross profit for the three-month period ended December 31, 2004 decreased $2,244,000 or (125.7)%,as compared with the second quarter of the prior year. Gross profit for the six-month period ended December 31, 2004, decreased $3,894,000 or (113.1)%, compared with the six-month period of the prior year. The decreases are principally attributable to higher steel prices described above and also the decreases in net sales. The steel price increases are largely caused by higher scrap charges incurred by steel suppliers and passed on to the Company in the form of surcharges. These surcharges were the primary component of a 10.4% increase in the cost of products sold (as a percent of net sales) in the quarter just ended, as compared to the same quarter of the prior year.

Selling and administrative expenses decreased $77,000, or (5.0)%, for the second quarter ended December 31, 2004, as compared with the second quarter of the prior year. Selling and administrative expenses decreased $201,000, or (6.5)%, as compared with the six-month period ended December 31, 2003. These decreases are attributable mainly to the reduction of $135,000 in the bonus accruals due to the decrease in earnings, and the reduction of $80,000 in sales commissions primarily the result of the retirement of a manufacturing sales representative.

Interest expense increased by $49,000, or 125.6%, for the second quarter ended December 31, 2004, as compared with the second quarter of the prior year. Interest expense increased by $51,000, or 73.9%, as compared with the six-month period ended December 31, 2003. The increase in mainly due to higher short-term interest rates and an increase in borrowing under the Company's Revolving Credit and Term Loan Agreement due to the decrease in sales and earnings.

Other expenses decreased $24,000, or (49.0)%, for the three-month period ended December 31, 2004, as compared with the second quarter of the prior year. Other expenses for the six-months ended December 31, 2004, decreased $37,000, or (36.0%), as compared with the six months ended December 31, 2003. These decreases are primarily the result of an increase in investment income and a gain on the sale of equipment.

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

DIVIDENDS: The Board of Directors, in October 2004, declared a $.10 per share quarterly cash dividend, which was paid January 4, 2005 to shareholders of record on December 1, 2004. Dividends declared for the six-month period ended December 31, 2004 totaled $.20 per share. This compares to aggregate cash dividends declared in the six-month period of the 2004 fiscal year of $0.50 per share. This decrease is attributable to lower earnings.

LIQUIDITY AND CAPITAL RESOURCES: Working capital increased in the first six months of the current fiscal year by $4,797,000 from $20,837,000 at June 30, 2004 to $25,634,000 at December 31, 2004. The increase is attributable to the reduction in payroll and employee benefits liabilities resulting from payments made under the Company's bonus and profit sharing programs for the prior year and a reduction in the current year accruals. Inventories increased by $1,506,000 from $15,727,000 at June 30, 2004, to $17,233,000 at December 31,
2004, due principally to the increased steel prices previously discussed and increased quantities necessary to safeguard against any steel shortages.

Accounts receivable decreased by $1,783,000 from $15,244,000 at June 30, 2004 to $13,461,000 at December 31, 2004. The decrease is the result of reduced sales in December, 2004 because most of the Company's customers cease production during the holiday period.

Prepaid expenses and other increased $1,386,000 mainly due to refundable income taxes of $1,166,000.

Accounts payable decreased $1,479,000 for the six-month period ended December 31, 2004, when compared to June 30, 2004, due to reduced production activity in December 2004.

Borrowings under the Revolving Credit and Term Loan Agreement were $15,465,000 at December 31, 2004. As of that date, the Company had available an additional $9,535,000 under the agreement and was in compliance with all financial covenants.

Capital expenditures for the six-month period ended December 31, 2004 were approximately $3.6 million, and for the year are expected to approximate $7.7 million, of which approximately $5.7 million has been committed as of December 31, 2004.

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

INVESTMENTS AND MARKETABLE SECURITIES - The Company accounts for certain of its investments under SFAS No. 115 as securities available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income or loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. The fair value of marketable securities is based on quoted market value. The Company reviews its investments to determine if the value shows a decline that has been deemed other than temporary. The use of different judgments could negatively affect the Company's results of operations for the period.

REVENUE RECOGNITION - The Company recognizes revenue from product sales when goods are shipped and title has transferred to the customer. An estimated reserve is recorded for anticipated returns and credit memos which will be issued on sales recognized to date. The use of different estimates could negatively affect the Company's results of operations. The Company has several product lines, but only one reportable segment. Providing revenues from each product line or each group of product lines is impracticable. The SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. The Company has concluded its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE - Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience. Also, the Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses. The Company considers a number of factors in determining its estimates, including the length of time its trade accounts receivable are past due, the Company's previous loss history, and the customer's current ability to pay its obligation and the condition of the general economy and the industry as a whole. The use of different estimates could negatively affect the Company's results of operations for the period.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost, determined by the last-in, first-out method, is used for certain raw material inventories; the remaining inventories are costed using the first-in, first-out method. Provision is made to reduce inventories to net realizable value for excess and/or obsolete material. The Company periodically reviews its inventory levels in order to identify obsolete and slow-moving inventory. The Company estimates excess or obsolete inventory based principally upon contemplated future customer demand for the Company's products. The use of different assumptions in determining slow-moving and obsolete inventories would result in different charges to cost of sales in each period presented and could negatively affect the Company's results of operations.

WORKERS' COMPENSATION RESERVE - The Company is self-insured for workers' compensation claims for up to $400,000 per claim. The Company has excess liability insurance with an outside insurance carrier to minimize its risks to catastrophic claims. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using certain assumptions based on the Company's experience under this program. Factors considered in estimating our reserves are the nature of outstanding claims, estimated costs to settle existing claims and loss history. Significant changes in the factors described above could have a material adverse impact on future operating results.

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

Item  3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is limited to interest rate risk on its Revolving Credit and Term Loan Agreement. At December 31, 2004, the carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, debt and investments approximate fair value. Accordingly, management believes this risk is not material. Borrowings under the Revolving Credit and Term Loan Agreement are subject to variable interest rates. A one hundred basis point increase in interest rates would have resulted in additional interest expense of approximately $51,000 for the six months ended December 31, 2004.

Item  4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be disclosed in the Company's periodic reports filed with the SEC. There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2004 identified in connection with the Company's evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART  II OTHER INFORMATION

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company's stock repurchases for the quarter ended December 31, 2004:

                                                TOTAL NUMBER
                                                  OF SHARES     MAXIMUM NUMBER
                                                PURCHASED AS    OF SHARES THAT
              TOTAL NUMBER                         PART OF        MAY YET BE
               OF SHARES                          PUBLICLY         PURCHASED
                PURCHASED     AVERAGE PRICE       ANNOUNCED        UNDER THE
  PERIOD           (a)        PAID PER SHARE       PROGRAM          PROGRAM
----------    ------------    --------------    ------------    ---------------
Oct., 2004        10,000          $36.40           10,000          148,930
Nov., 2004        15,000          $33.94           15,000          133,930
Dec., 2004         5,000          $34.10            5,000          128,930
----------        ------          ------           ------          -------
Total             30,000          $34.79           30,000          128,930

   (a) All shares repurchased by the Company during the six months ended December 31, 2004 were purchased through its publicly announced stock repurchase program. For a description of the program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item  4. Submission of Matters to a Vote of Security Holders
         The Company held its Annual Meeting of Shareholders on October 28, 2004. The only matter voted on at the meeting was the election of four directors. The following table sets forth the results of that vote. All director nominees were elected.

         Election of Director Nominees:

                                                                       Broker
                          Votes For    Votes Against    Abstained    Non-Votes
                          ---------    -------------    ---------    ---------
David W. Ayriss Sr.       1,338,957          0            9,806          0
Frank S. Galgan           1,336,082          0           12,681          0
F. D. Tennent             1,317,269          0           31,494          0
W. T. ZurSchmiede Jr.     1,317,338          0           31,425          0

Item  6. Exhibits
         The exhibits included with this Form 10-Q are set forth on the Index to Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FEDERAL SCREW WORKS

Date:  February 11, 2005              /s/ W. T. ZurSchmiede, Jr.
                                      --------------------------
                                      W. T. ZurSchmiede, Jr.
                                      Chairman of the Board and
                                      Chief Financial Officer

Exhibit Index:

      Exhibit 31.1 Certification of the Chief Executive Officer of the Company dated February 11, 2005 relating to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004.

      Exhibit 31.2 Certification of the Chief Financial Officer of the Company dated February 11, 2005 relating to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004.

      Exhibit 32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

      Exhibit 32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.